Form 10-Q
period 2020-09-30
Pershing Square Tontine Holdings, Ltd.
filed 2020-11-12
CIK 1811882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File number: 001-39396

PERSHING SQUARE TONTINE HOLDINGS, LTD.

(Exact name of registrant as specified in charter)

Delaware	83-0930174
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number)

787 Eleventh Avenue, Ninth Floor

New York, NY 10019

(Address of principal executive offices)

(212) 813-3700

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PSTH	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $23.00	PSTH.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2020, there were 200,000,000 shares of Class A common stock, par value $0.0001, and 100 shares of Class B common stock, par value $0.0001, issued and outstanding.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

Assets
Current Assets:
Cash and cash equivalents	$26,590,385
Prepaid expenses	3,027,437
Dividends receivable from operating account	168
Total Current Assets	29,617,990

Cash and marketable securities held in Trust Account	4,000,792,654
Total Assets	$4,030,410,644

Liabilities And Stockholders’ Equity
Current Liabilities:
Accrued expenses	$279,400
Accrued offering costs	501,913
Total Current Liabilities	781,313

Deferred tax liability	23,473
Deferred underwriting fees payable	56,250,000
Total Liabilities	57,054,786

Commitments
Class A common stock, $0.0001 par value, subject to possible redemption, 198,379,645 shares at redemption value of approximately $20.00	3,968,355,857

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–
Class A common stock, $0.0001 par value; 3,000,000,000 shares authorized; 1,620,355 shares issued and outstanding (excluding 198,379,645 shares subject to possible redemption)	162
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	–
Additional paid-in capital	4,911,537
Retained earnings	88,302
Total Stockholders’ Equity	5,000,001
Total Liabilities And Stockholders’ Equity	$4,030,410,644

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2020	For the Period from May 4, 2020 (Inception) through September 30, 2020
Interest and dividends earned in operating account	$767	$767
Operating costs	(668,764)	(681,646)
Loss from operations	(667,997)	(680,879)

Dividends earned on marketable securities	16,394	16,394
Unrealized gains on marketable securities	776,260	776,260
Income earned in Trust Account	792,654	792,654

Income before provision for income taxes	124,657	111,775
Provision for income taxes	(23,473)	(23,473)
Net income	$101,184	$88,302

Weighted average shares outstanding, basic and diluted (1)	1,183,560	745,842
Basic and diluted net loss per common share (2)	$(0.56)	$(0.90)

(1)	Excludes an aggregate of 198,379,645 shares subject to possible redemption at September 30, 2020.
(2)	Excludes interest income (net of taxes) of $762,949 attributable to shares subject to possible redemption for the three months ended September 30, 2020 and for the period from May 4, 2020 through September 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

						(Accumulated
	Common Stock				Additional	Deficit)/	Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 4, 2020 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of Class B common stock to Sponsor	–	–	100	–	25,000	–	25,000
Net loss	–	–	–	–	–	(12,882)	(12,882)
Balance – June 30, 2020	–	–	100	–	25,000	(12,882)	12,118
Sale of units in initial public offering, gross	200,000,000	20,000	–	–	3,999,980,000	–	4,000,000,000
Underwriting fees and offering costs	–	–	–	–	(94,594,944)	–	(94,594,944)
Sale of Sponsor and Directors warrants	–	–	–	–	67,837,500	–	67,837,500
Common stock subject to possible redemption	(198,379,645)	(19,838)	–	–	(3,968,336,019)	–	(3,968,355,857)
Net income	–	–	–	–	–	101,184	101,184
Balance – September 30, 2020	1,620,355	$162	100	$–	$4,911,537	$88,302	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

For the Period from May 4, 2020 (Inception) through September 30, 2020
Cash flows from operating activities:
Net income	$88,302
Adjustments to reconcile net income to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(16,394)
Unrealized gains on marketable securities held in Trust Account	(776,260)
Deferred tax liability	23,473
Changes in operating assets and liabilities:
Dividends receivable from operating account	(168)
Prepaid expenses	(3,027,437)
Accrued expenses	279,400
Net cash used in operating activities	(3,429,084)

Cash flows from investing activities:
Investment of cash in Trust Account	(4,000,000,000)
Net cash used in investing activities	(4,000,000,000)

Cash flows from financing activities:
Proceeds from sales of Units	4,000,000,000
Proceeds from sales of Sponsor and Director warrants	67,837,500
Payment of underwriting fees	(35,000,000)
Payment of offering costs	(2,843,031)
Proceeds from promissory note – related party	1,121,120
Repayment of promissory note – related party	(1,121,120)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	4,030,019,469

Net increase in cash	26,590,385
Cash and cash equivalents – beginning of period	–
Cash and cash equivalents – end of period	$26,590,385

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$56,250,000
Initial classification of common stock subject to possible redemption	$3,968,453,540
Change in value of common stock subject to possible redemption	$(97,683)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Note 1—Description of Organization and Business Operations

Organization and General

Pershing Square Tontine Holdings, Ltd. (the “Company”) is a blank check company incorporated in Delaware on May 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 4, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and identifying a target for an Initial Business Combination. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31st as its fiscal year-end.

The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $11.5 billion of assets under management as of September 30, 2020. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).

The registration statement for the Company’s Initial Public Offering (the “Prospectus”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on July 21, 2020. On July 24, 2020, the Company consummated its Initial Public Offering of 200,000,000 units (“the Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $20.00 per Unit, generating gross proceeds of $4,000,000,000. Each Unit consisted of one share of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-ninth of one redeemable warrant (the “Distributable Redeemable Warrants”). In addition, the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that an aggregate of 44,444,444 redeemable warrants will be distributed on a pro-rata basis only to holders of record of the Class A Common Stock (however acquired) (the “Public Stockholder”) that are outstanding after the Company redeems any Public Shares whose holders have elected to redeem in connection with the Company’s Initial Business Combination (the “Distributable Tontine Redeemable Warrants” and, collectively with the Distributable Redeemable Warrants, the “Redeemable Warrants.”). The Distributable Tontine Redeemable Warrants will be distributed immediately before the closing of the Company’s Initial Business Combination.

The number of Distributable Tontine Redeemable Warrants to be distributed in respect of each such share of unredeemed Class A Common Stock is contingent upon the aggregate number of shares of Class A Common Stock that are redeemed in connection with the Initial Business Combination. The right to receive Distributable Tontine Redeemable Warrants will remain attached to each such share of Class A Common Stock and will not be separately transferable, assignable or salable.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placements of the Sponsor Warrants for $65,000,000 as well as the Director Warrants for $2,837,500. Both warrants are defined and further discussed in Note 4.

Total offering costs amounted to $94,594,944, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 5) and $3,344,944 of other offering costs.

Upon the closing of the Initial Public Offering and the private placements, $4,000,000,000 ($20.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placements of the Sponsor Warrants and Director Warrants were placed in a trust account (the “Trust Account”), with the remaining proceeds placed in an operating account outside the Trust Account. As of September 30, 2020, $26,590,385 was held as unrestricted cash outside the Trust Account to pay for ongoing expenses (such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses).  The Trust Account is not liable for these expenses.

On September 11, 2020, the Company’s Units ceased trading, and the Company’s Class A Common Stock and the Company’s Distributable Redeemable Warrants commenced trading separately on the New York Stock Exchange. In the separation, Unit owners received the number of shares of Class A Common Stock and Distributable Redeemable Warrants underlying their Units, with the right to receive any Distributable Tontine Redeemable Warrants remaining attached to such shares of Class A Common Stock.

The Trust Account

The Trust Account is located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account will be invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Immediately following the Initial Public Offering, the funds placed in the Trust Account was used to purchase U.S. Treasury bills with a face value of $4,001,488,000, maturing in December 2020.

The proceeds, other than withdrawal of interest or dividend income to pay taxes owed in respect of the income derived from the Trust Account, if any, will remain in the Trust Account (and will not be released) until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its Initial Business Combination, (B) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 30 months from the closing of the Initial Public Offering if it has executed a letter of intent, agreement in principle or definitive agreement for its Initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its Initial Business Combination within such 24-month period) (the “Combination Period”), or (C) with respect to any other provision relating to stockholders’ right for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law.

The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s Public Stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Sponsor Warrants and Director Warrants, although substantially all of these proceeds are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting fees further discussed in Note 5) at the time of the agreement to enter into the Initial Business Combination. The Company will only complete an Initial Business Combination if the post-combination business owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for cash equal to their pro-rata share of the amount then on deposit in the Trust Account as of five business days prior to the consummation of the Initial Business Combination, including any interest and dividend income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes owed in respect of such income derived from the Trust Account (the “Redemption Value”). The Redemption Value to be distributed to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting fees (further discussed in Note 5) that the Company will pay to the underwriters. There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s Class B Common Stock (as defined below) or Warrants (as defined in Note 3).

The Company will be able to proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination. If the Company seeks stockholder approval, a majority of the shares voted must be voted in favor of the Initial Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Company’s Sponsor, Forward Purchasers (as defined in Note 4), directors, director nominees and officers have agreed to vote their Class B Common Stock as well as any Public Shares and Forward Purchase Securities (as defined in Note 4) held by them in favor of approving the Initial Business Combination.

If the Company seeks stockholder approval of an Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, unless our board of directors determines, in its sole discretion, to waive or amend such limit with respect to a particular stockholder or “group.”

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the Redemption Value (less $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The holders of the Company’s Class B common stock, (“Class B Common Stock”) will not be issued any shares of Class A Common Stock in respect of their shares of Class B Common Stock if the Company fails to complete its Initial Business Combination within the Combination Period, and will have no rights to liquidating distributions from the Trust Account in respect of such shares, although these Class B common stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares that they hold (however acquired).

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all remaining assets available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In management’s opinion, the accompanying unaudited condensed financial statements include all adjustments which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the period from May 4, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for its Initial Public Offering filed with the SEC on July 23, 2020, as well as the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2020.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company difficult or impossible if such other public company is (i) not an emerging growth company or (ii) is an emerging growth company that has opted out of using the extended transition period, due to the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2020, cash and cash equivalents in the unaudited condensed balance sheet is comprised of cash in bank of $574 and a money market fund balance of $26,589,811 which invests solely in U.S. Treasury obligations and cash.

Marketable Securities Held in Trust Account

As of September 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 198,379,645 shares of Class A Common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income / (Loss) per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the periods. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro-rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the private placement of the Sponsor Warrants, Director Warrants or the Forward Purchase Agreement (each of which permits the holder to purchase additional shares of Class A Common Stock) in the calculation of diluted income / (loss) per share, since the exercise of these instruments are contingent upon the occurrence of future events. As a result, diluted net income / (loss) per common share is the same as basic net income / (loss) per common share for the periods presented.

Reconciliation of Net Income / (Loss) per Common Share

The Company’s net income/(loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the net loss from operations. Accordingly, basic and diluted income per common share is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Period from May 4, 2020 (Inception) through September 30, 2020
Net income	$101,184	$88,302
Less: Income attributable to common stock subject to possible redemption	(762,949)	(762,949)
Adjusted net loss	$(661,765)	$(674,647)

Weighted average shares outstanding, basic and diluted	1,183,560	745,842

Basic and diluted net loss per common share	$(0.56)	$(0.90)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3— Initial Public Offering

Pursuant to the Initial Public Offering on July 24, 2020, the Company sold 200,000,000 units at a price of $20.00 per Unit. Each Unit consisted of one share of the Company’s Class A common stock, and one-ninth of one Distributable Redeemable Warrants. In addition, the Company’s Certificate of Incorporation provides that a pool of Distributable Tontine Redeemable Warrants will be distributed on a pro-rata basis to the Public Stockholders who do not redeem their Public Shares in connection with the Initial Business Combination, the distribution of which will occur immediately after such redemptions and immediately prior to the closing of the Initial Business Combination. Each whole Redeemable Warrant or Forward Purchase Warrant (as defined in Note 4 and, collectively with the Redeemable Warrants, the “Warrants”) entitles the holder to purchase one share of Class A Common Stock at a price of $23.00 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Sponsor Shares

On May 7, 2020, the Sponsor acquired 100 shares of Class B Common Stock (the “Sponsor Shares”) for an aggregate purchase price of $25,000, or $250.00 per share. The Sponsor Shares are identical to the Class A Common Stock included in the Units sold in the Initial Public Offering except that: (i) the Sponsor Shares have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company immediately following the Initial Public Offering, while the shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company immediately following the Initial Public Offering; (ii) the Sponsor Shares automatically convert into shares of Class A Common Stock at the time of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions; and (iii) the holders of the Sponsor Shares have the right to elect all directors of the Company prior to the Initial Business Combination.

The Company’s Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Sponsor Shares until the earlier to occur of (A) 180 days after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Sponsor Warrants

Concurrently with the Initial Public Offering, the Sponsor purchased the Sponsor Warrants for an aggregate purchase price of $65,000,000 in a private placement. The fair market value of the Sponsor Warrants as of the date of the Initial Public Offering was determined by the Company to be $65,000,000 in consultation with a third-party, nationally recognized valuation firm. The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell the Sponsor Warrants until three years after the date of the Initial Business Combination, and will only then be exercisable for that number of shares constituting 5.95% of the common shares of the post-combination business on a fully diluted basis as of the time immediately following the Initial Business Combination, at an exercise price equal to $24.00 per common share of the post-combination business. The Sponsor Warrants will have a term of 10 years from the consummation of the Initial Business Combination. The Sponsor Warrants are not redeemable by the Company and, will be exercisable, in whole or in part, on a cash or cashless basis.

Of the proceeds from the sale of the Sponsor Warrants, $35,000,000 was deposited in the Trust Account (as described above in Note 1) such that $4,000,000,000 was placed in the Trust Account, and the remainder of the proceeds of the Sponsor Warrants and the full proceeds of the Director Warrants (as defined below) are held by the Company outside the Trust Account and will be used to pay for expenses in connection with the Initial Public Offering and Initial Business Combination. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Sponsor Warrants held in the Trust Account will be used to fund the redemption of Public Shares (subject to the requirements of applicable law).

Director Warrants

Concurrently with our Initial Public Offering, each of the Company’s directors, other than Mr. Ackman, purchased an aggregate of $2,837,500 of director warrants (“Director Warrants”) in private placements. The directors who have purchased Director Warrants have agreed, subject to limited exceptions, not to transfer, assign or sell such Director Warrants until three years after the completion of the Initial Business Combination. Each Director Warrant will be exercisable for a percentage of the common shares of the post-combination business calculated as the purchase price of such Director Warrant divided by the purchase price of the Sponsor Warrants, multiplied by 5.95%, reflecting fair market value as determined with respect to the Sponsor Warrants. The aggregate Director Warrants will be exercisable for approximately 0.26% of the common shares of the post-combination business on a fully diluted basis. The exercise price per common share of the post-combination business will be $24.00. The Director Warrants will have a term of 10 years from the consummation of the Initial Business Combination. The Director Warrants are not redeemable by the Company and will be exercisable, in whole or in part, on a cash or cashless basis.

The Sponsor Warrants and the Director Warrants will be exercisable, in the aggregate, for that number of shares equal to approximately 6.21% of the shares of the post-combination business on a fully diluted basis.

Forward Purchase Agreement

On June 21, 2020, the Pershing Funds (each a “Forward Purchaser” and collectively the “Forward Purchasers”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) with the Company, regarding the purchase of units (the “Forward Purchase Units”), each of which has a purchase price of $20.00 and consists of one share of Class A Common Stock (the “Forward Purchase Shares”), and one-third of one warrant (the “Forward Purchase Warrants”). Pursuant to the Forward Purchase Agreement, the Forward Purchasers agreed to purchase an aggregate of $1,000,000,000 of Forward Purchase Units (the “Committed Forward Purchase Units”), or 50,000,000 such units. The purchase of the Committed Forward Purchase Units will take place in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, with the full amount to have been purchased no later than simultaneously with the closing of our Initial Business Combination. The Forward Purchasers are not permitted to transfer the right to purchase the Committed Forward Purchase Units.

The Forward Purchase Agreement also provides that the Forward Purchasers may elect to purchase up to an additional aggregate of $2,000,000,000 of Forward Purchase Units (the “Additional Forward Purchase Units”), or up to 100,000,000 such units, in whole or in part, in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, but no later than simultaneously with the closing of the Initial Business Combination. The Company and the Forward Purchasers may determine, by mutual agreement, to increase the number of Additional Forward Purchase Units at any time prior to the Initial Business Combination. The Forward Purchasers may transfer the right to purchase the Additional Forward Purchase Units, in whole or in part, to any entity that is managed by Pershing Square Capital Management, L.P. (the “Affiliate Transferees”), but not to any third party. The Forward Purchasers’ obligation or right, as applicable, to purchase the Forward Purchase Units will be allocated among the Forward Purchasers from time to time as described in the Company’s Prospectus.

The Forward Purchase Shares, the Forward Purchase Warrants and the shares of Class A Common Stock underlying the Forward Purchase Warrants (collectively, the “Forward Purchase Securities”) have terms identical to those of the shares of Class A Common Stock and the Redeemable Warrants included in the Units sold in the Initial Public Offering, except, (i) the Forward Purchase Securities will be subject to transfer restrictions and will have certain rights as long as they are held by the Forward Purchaser or its permitted transferees; (ii) the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement prior to the Initial Business Combination, except with respect to certain provisions relating solely to restrictions on the transfer of the Forward Purchase Securities; and (iii) the Forward Purchase Shares will not be entitled to receive any Distributable Tontine Redeemable Warrants, will not have any redemption rights in connection with our Initial Business Combination or in connection with certain amendments to our Certificate of Incorporation, and will not have any right to liquidating distributions from the Trust Account in the event that the Company fails to complete its Initial Business Combination within the Combination Period. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights, as described in the Company’s Prospectus.

Director Forward Purchase Agreement

On July 21, 2020, the Company entered into a Director Forward Purchase Agreement with certain of its independent directors (the “Forward Purchase Directors”). The Forward Purchase Directors agreed to purchase, in one or more private placements in such amounts and at such time or times as each Forward Purchase Director determines, but no later than simultaneously with the closing of the Initial Business Combination, an aggregate of $6,000,000 of Forward Purchase Units. The Forward Purchase Directors may not transfer their obligation to purchase such Forward Purchase Units, other than to the Sponsor and its affiliates and to other directors. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights, as described in the Company’s Prospectus.

Registration Rights

On July 21, 2020, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, the Forward Purchasers and the independent directors of the Company, pursuant to which the Company is required to use commercially reasonable efforts to file within 120 days of the Initial Business Combination, and use best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Warrants, (ii) the Director Warrants, (iii) the shares issuable upon the exercise of the Sponsor Warrants or Director Warrants, (iv) the Forward Purchase Securities, (v) the shares of Class A Common Stock issuable upon conversion of the Class B Common Stock and (vi) any other shares or warrants of the Company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, will be entitled to make up to 10 demands that the Company register the foregoing securities, and will have certain “piggyback rights” with respect to other registration statements filed by the Company. The post-combination business will bear the expenses in connection with the filing of any such registration statements.

Related Party Loans

The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. As of September 30, 2020, there were no borrowings outstanding under the Note.

Note 5—Commitments

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.28 per Unit, or $56,250,000 in the aggregate. The aggregate deferred underwriting fees include (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $30,000,000 (a deferral of $12,500,000), plus (ii) a 2.0% rate applied to the gross offering proceeds, subject to a $56,250,000 cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the Trust Account paid in connection with the redemption rights of Public Stockholders, together with the amount of capital raised in private placements in connection with the Initial Business Combination from investors other than Sponsor or its affiliates (the “Net Redemptions”), results in the Company having less than $2,000,000,000 of cash available upon consummation of the Initial Business Combination, only 25.0% of the aggregate deferred underwriting fees will be payable. If such amount of cash available is $2,000,000,000 or greater, 50% of the aggregate deferred underwriting fees will be payable, and the remaining 50% of the aggregate deferred underwriting fees will be subject to a pro-rata reduction based on the amount of Net Redemptions as a percentage of the total public proceeds of the Initial Public Offering. The deferred underwriting fees will be waived by the underwriters solely in the event that the Company does not complete the Initial Business Combination, subject to the terms of the underwriting agreement entered into by the Company and the underwriters on July 21, 2020.

Note 6—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 3,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. The shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company as of the time immediately following the Initial Public Offering and the shares of Class B Common Stock have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company. At September 30, 2020 there were 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $23.00 per share, subject to adjustment as described in the Prospectus, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the Initial Business Combination. The Warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

No fractional shares of Class A Common Stock will be issued upon exercise of the Warrants. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A Common Stock to be issued to the holder. If, at the time of redemption, the Warrants are exercisable for a security other than the Class A Common Stock, pursuant to the warrant agreement (for instance, if the Company is not the surviving company in the Initial Business Combination), the Warrants may be exercised for such security. At such time as the Warrants become exercisable for a security other than the Class A Common Stock, the Company (or surviving company) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon the exercise of the Warrants.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No Warrant will be exercisable and the Company will not be obligated to issue shares of Class A Common Stock upon exercise of a Warrant unless the Class A Common Stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrant. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A Common Stock underlying such Unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after such closing, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the Warrants expire or are redeemed, as specified in the warrant agreement.

Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Common Stock issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the Initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Common Stock underlying the Warrants, multiplied by the excess of the “fair market value” (defined herein) less the exercise price of the Warrants by (y) the fair market value and (B) 0.3611 per Warrant. The “fair market value” as used in this paragraph shall mean the average of the daily volume-weighted average trading prices of the Class A Common Stock during the 10 consecutive trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants when the price per share of Class A Common Stock equals or exceeds $36.00. Once the Warrants become exercisable, the Company may call the Warrants for redemption:

•	in whole and not in part;
•	at a price of $0.01 per Warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder, provided that holders will be able to exercise their Warrants prior to the time of redemption and, at the Company’s election, any such exercise may be required to be on a cashless basis as described below; and
•	if, and only if, the daily volume-weighted average price of the Class A Common Stock equals or exceeds $36.00 per share (subject to adjustment as described in the Prospectus under the heading “Description of Securities—Redeemable Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading-day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

The Company will not redeem the Warrants as described above unless (i) a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period or (ii) if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company elects to require any holder wishing to exercise their Warrants to do so on a cashless basis, each holder would pay the exercise price by surrendering the Warrants for that number of Class A Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Common Stock underlying the Warrants, multiplied by the excess of the “fair market value” (defined herein) less the exercise price of the Warrants by (y) the fair market value and (B) 0.3611 per redeemable Warrant. The “fair market value” as used in this paragraph shall mean the average of the daily volume-weighted average trading prices of the Class A Common Stock during the 10 consecutive trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the registered holders of the Warrants. In determining whether to require any such exercises to be made on a cashless basis in connection with this redemption provision, the Company will consider, among other factors, its cash position, the number of Warrants that are outstanding, and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A Common Stock issuable upon the exercise of such Warrants.

The Company has established the last of the redemption criteria discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Warrants, each Warrant holder will be entitled to exercise its Warrant prior to the scheduled redemption date. However, the price of the Class A Common Stock may fall below the $36.00 redemption trigger price (subject to adjustment as described in the Prospectus under the heading “Description of Securities—Redeemable Warrants—Anti-Dilution Adjustments”) as well as the $23.00 redeemable Warrant exercise price after the redemption notice is issued.

Redemption of Warrants when the price per share of Class A Common Stock equals or exceeds $20.00. In addition, once the Warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

•	in whole and not in part;
•	at $0.10 per Warrant
•	upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table included in the Company’s Prospectus filed with the SEC, based on the redemption date and the “fair market value” of the Class A Common Stock except as otherwise described below; and
•	if, and only if, the daily volume-weighted average price of the Class A Common Stock equals or exceeds $20.00 per Public Share (subject to adjustment as described in the Prospectus under the heading “Description of Securities—Redeemable Warrants—Anti-Dilution Adjustments”) for any 20 trading days within the 30-trading-day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

If the number of outstanding shares of Class A Common Stock is increased by a stock dividend payable in shares of Class A Common Stock, or by a split-up of shares of Class A Common Stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of Class A Common Stock issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding shares of Class A Common Stock. A rights offering to holders of Class A Common Stock entitling holders to purchase shares of Class A Common Stock at a price less than the historical fair market value (as defined below) will be deemed a stock dividend of a number of shares of Class A Common Stock equal to the product of (i) the number of shares of Class A Common Stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Common Stock) multiplied by (ii) one (1) minus the quotient of (x) the price per share of Class A Common Stock paid in such rights offering divided by (y) the historical fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Common Stock, in determining the price payable for Class A Common Stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) historical fair market value means the average of the daily volume-weighted average trading prices of the Class A Common Stock during the 10 consecutive trading days ending on the trading day prior to the first date on which the shares of Class A Common Stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if the Company, at any time while the Redeemable Warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to the holders of Class A Common Stock on account of such shares of Class A Common Stock (or other shares of the Company’s capital stock into which the Redeemable Warrants are convertible), other than: (a) as described above; (b) certain ordinary cash dividends; (c) to satisfy the redemption rights of the holders of Class A Common Stock in connection with a proposed Initial Business Combination; (d) to satisfy the redemption rights of the holders of Class A Common Stock in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Initial Business Combination, (ii) to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A Common Stock issued in the Initial Public Offering if it does not complete the Initial Business Combination within the Combination Period or (iii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (e) in connection with the redemption of the Company’s shares of Class A Common Stock upon its failure to complete the Initial Business Combination within the Combination Period, then the Redeemable Warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of Class A Common Stock in respect of such event.

If the number of outstanding shares of Class A Common Stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of Class A Common Stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of Class A Common Stock issuable on exercise of each Redeemable Warrant will be decreased in proportion to such decrease in outstanding shares of Class A Common Stock.

Whenever the number of shares of Class A Common Stock purchasable upon the exercise of the Redeemable Warrants is adjusted, as described above, the Warrant exercise price will be adjusted by multiplying the Warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of shares of Class A Common Stock purchasable upon the exercise of the Redeemable Warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of shares of Class A Common Stock so purchasable immediately thereafter.

In addition, if (x) the Company issues additional shares of Class A Common Stock, equity-linked securities or any other instrument that is convertible or exercisable into, or exchangeable for, Class A Common Stock for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $18.40 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances, the Initial Public Offering, the sale of the Forward Purchase Units and any interest thereon, net of redemptions) that are available for the funding of the Initial Business Combination on the date of the consummation thereof (net of redemptions) and (z) the daily volume-weighted average trading price of Class A Common Stock during the 20-trading-day period starting on the trading day prior to the date on which the Company consummates its initial business combination (such price, the “Market Value”) is below $18.40 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to 115% of the higher of the Market Value and the Newly Issued Price, and the $36.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $20.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% of the higher of the Market Value and the Newly Issued Price.

In case of any reclassification or reorganization of the outstanding shares of Class A Common Stock (other than those described above or that solely affects the par value of such shares of Class A Common Stock), or in the case of any merger or consolidation of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification or reorganization of its outstanding shares of Class A Common Stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, the holders of the Redeemable Warrants will thereafter have the right to purchase and receive, upon the basis and the terms and conditions specified in the Redeemable Warrants and in lieu of the shares of the Company Class A Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the Redeemable Warrants would have received if such holder had exercised their warrants immediately prior to such event. However, if such holders were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each warrant will become exercisable will be deemed to be the weighted average of the kind and amount received per share by such holders in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer has been made to and accepted by such holders (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by the Company’s stockholders as provided for in its Certificate of Incorporation or as a result of the redemption of Class A Common Stock by the Company if a proposed Initial Business Combination is presented to its stockholders for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act) more than 50% of the issued and outstanding shares of Class A Common Stock, the holder of a warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant holder had exercised the warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Class A Common Stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustment (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the warrant agreement. If less than 70% of the consideration receivable by the holders of Class A Common Stock in such a transaction is payable in the form of common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the redeemable warrant properly exercises the redeemable warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the Black-Scholes value (as defined in the warrant agreement) of the redeemable warrant. The purpose of such exercise price reduction is to provide additional value to holders of the Redeemable Warrants when an extraordinary transaction occurs during the exercise period of the Redeemable Warrants pursuant to which the holders of the Redeemable Warrants otherwise do not receive the full potential value of the warrants.

The Redeemable Warrants and the Forward Purchase Warrants will have identical terms in all respects, except that the Forward Purchase Warrants will have no right to vote on amendments to the warrant agreement prior to the Initial Business Combination (with limited exceptions), and (along with the shares of Class A Common Stock underlying the Forward Purchase Warrants) will be subject to certain transfer restrictions and have certain registration rights as long as they are held by the Forward Purchasers or their permitted transferees.

The condensed balance sheet reflects Commitments of $3,968,355,857 which predominantly relate to the Class A Common Stock held by the Public Stockholders that is subject to redemption (with the associated cash required for such redemption held in the Trust Account).  The Commitments also reflects $26,590,385 which is the amount of cash remaining, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”).  The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses.  In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital.  In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors (if any).  The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.

Note 7—Fair Value Measurements

The Company measures fair value of financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. As of September 30, 2020, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the unaudited condensed balance sheet.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid for transfer of the liabilities in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Valuation determined based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Valuation determined based on observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Valuation determined based on unobservable inputs on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value as of September 30, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$4,000,792,654

Approximately $20,000 of the balance held in Trust Account was held as cash as of September 30, 2020.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to Pershing Square Tontine Holdings, Ltd, and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, and including but not limited to statements regarding the Company or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Information concerning these and other factors can be found in the Company’s filings with the SEC, including those set forth in the Risk Factors section of the Company’s final prospectus for its Initial Public Offering. Copies are available on the SEC’s website, www.sec.gov. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, except as may be required by law.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placements of the Sponsor Warrants, Director Warrants and Forward Purchase Units, our capital stock, debt or a combination of cash, stock and debt. Our initial business combination will be a negotiated transaction, not a hostile takeover.

The issuance of additional shares of our stock in a business combination, including the Forward Purchase Securities:

•	may significantly dilute the equity interest of investors;
•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A Common Stock and/or Redeemable Warrants.

Similarly, if we issue debt instruments or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

All activities through September 30, 2020 were related to the Company’s organizational activities, and preparation for the Company’s Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

From July 1, 2020 to September 30, 2020, we had net income of $101,184, consisting of $793,421 from the interest and dividends earned on marketable securities held in the Trust Account and operating account, and unrealized gains on marketable securities in the Trust Account, offset by operating costs of $668,764 and a provision for income taxes of $23,473.

For the period from May 4, 2020 (inception) through September 30, 2020, we had net income of $88,302, consisting of $793,421 from the interest and dividends earned on marketable securities held in the Trust Account and operating account, and unrealized gains on marketable securities in the Trust Account, offset by operating costs of $681,646 and a provision for income taxes of $23,473.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the consummation of the Initial Public Offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note to cover expenses related to the Initial Public Offering. The loan was repaid in full on July 24, 2020, inclusive of interest.

On July 24, 2020, we consummated the Initial Public Offering of 200,000,000 Units, at $20.00 per unit, generating gross proceeds of $4,000,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated a $67,837,500 sale of Sponsor Warrants and Director Warrants in private placements.

Following the Initial Public Offering and the private placements of Sponsor Warrants and Director Warrants, a total of $4,000,000,000 was placed into the Trust Account. We incurred $94,594,944 in offering costs, including $35,000,000 of underwriting fees, $56,250,000 of deferred underwriting fees and $3,344,944 of other offering costs. The per share amount to be distributed to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting fees (further discussed in Note 5)

As of September 30, 2020, we had an unrestricted cash balance of $26,590,385 in the operating account, held outside the Trust Account to fund our ongoing expenses, as well as cash and marketable securities held in the Trust Account of $4,000,792,654. Interest and dividend income earned on the balance in the Trust Account may be used by us to pay taxes on such income. During the period from May 4, 2020 (inception) through September 30, 2020, we did not withdraw any interest or dividends earned on the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividends earned on the Trust Account (less taxes payable and deferred underwriting fees), and the proceeds from the sale of the Forward Purchase Units to complete an Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete the Initial Business Combination, we would repay such loaned amounts. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of the shares of our Public Shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2020.

The underwriters are entitled to a deferred fee of $0.28 per Unit, or $56,250,000 in the aggregate. The aggregate deferred underwriting fees includes (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $30,000,000 (a deferral of $12,500,000), plus (ii) a 2.0% rate applied to the gross offering proceeds, subject to a $56,250,000 cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the Trust Account paid in connection with the redemption rights of Public Stockholders, together with the Net Redemptions, results in us having less than $2,000,000,000 of cash available upon consummation of the Initial Business Combination, only 25% of the aggregate deferred underwriting fees will be payable. If such amount of cash available is $2,000,000,000 or greater, 50% of the aggregate deferred underwriting fees will be payable, and the remaining 50% of the aggregate deferred underwriting fees will be subject to a pro-rata reduction based on the amount of Net Redemptions as a percentage of the total public proceeds of the Initial Public Offering. The deferred underwriting fees will be waived by the underwriters solely in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 198,379,645 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income / (Loss) per Common Share

We apply the two-class method of calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic income/(loss) per common share since such shares, if redeemed, only participate in their pro-rata share of the Trust Account earnings. Our net income / (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Sponsor Warrants and Director Warrants that are held in the Trust Account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on July 23, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On May 7, 2020, our Sponsor acquired 100 shares of Class B Common Stock for an aggregate purchase price of $25,000.00, or $250.00 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D under the Securities Act.

In June 2020, we entered into the Forward Purchase Agreement, pursuant to which the Forward Purchasers have agreed to purchase an aggregate of $1,000,000,000 of Committed Forward Purchase Units (50,000,000 such units) and may elect to purchase an aggregate of up to an $2,000,000,000 of Additional Forward Purchase Units (up to 100,000,000 such units), or such greater amount of Additional Forward Purchase Units as the parties may mutually agree at any time prior to our initial business combination, in one or more private placements that will occur no later than simultaneously with the closing of our initial business combination. Certain of our directors have entered into a Director Forward Purchase Agreement with us, pursuant to which they have agreed to purchase an aggregate of $6,000,000 Forward Purchase Units at any time prior to our initial business combination, in one or more private placements that will occur no later than simultaneously with the closing of our initial business combination. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Forward Purchasers and each such director are accredited investors for purposes of Rule 501 of Regulation D under the Securities Act.

Concurrently with the closing of the Initial Public Offering, the Company completed the sale, in a private placement, of the Sponsor Warrants to the Company’s Sponsor, at an aggregate price of, and generating gross proceeds to the Company of, $65,000,000. Also substantially concurrently with the closing of the Initial Public Offering, the Company completed the sales, in private placements, of the Director Warrants to the Company’s independent directors at an aggregate purchase price of, and generating gross proceeds to the Company of, $2,837,500. The issuance of the Sponsor Warrants and Director Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor and each such director are accredited investors for purposes of Rule 501 of Regulation D under the Securities Act.

No underwriting discounts or commissions were paid with respect to such unregistered sales.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 10, 2020, the board of directors appointed Ben Hakim to the newly created role of President of the Company. The board of directors appointed Michael Gonnella to succeed Mr. Hakim as Chief Financial Officer, effective as of such date. The board of directors made this decision in light of the duties currently being performed by each of Mr. Hakim and Mr. Gonnella, as well as the responsibilities it expects each officer will carry out going forward.

Mr. Gonnella, age 40, will serve as Chief Financial Officer until a successor is appointed, or until his earlier resignation or removal. Mr. Gonnella has not previously served as an employee of the Company, but has provided certain services to the Company in his capacity as an employee of PSCM. Mr. Gonnella has served as chief financial officer of PSCM since 2017, prior to which he served as senior controller of PSCM.

In accordance with the Company’s policy not to provide any compensation to its officers prior to the Company’s Initial Business Combination, neither Mr. Hakim nor Mr. Gonnella will receive any compensation in connection with their service as officers of the Company.

On November 12, 2020, the Company entered into an indemnity agreement with Mr. Gonnella and Mr. Ackman, copies of which are attached, respectively, as Exhibit 10.18 and Exhibit 10.19.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
4.1(1)	Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(1)	Sponsor Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.3(1)	Director Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Letter Agreement, dated July 21, 2020, among the Company, and its directors, officers, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.
10.2(1)	Investment Management Trust Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated July 21, 2020, between the Company and its directors, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.
10.4(1)	Sponsor Warrant Purchase Agreement, dated July 21, 2020, between the Company and Pershing Square TH Sponsor, LLC.
10.5(1)	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Lisa Gersh.
10.6(1)	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.
10.7(1)	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.
10.8(1)	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.
10.9(1)	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and The Joseph S and Diane H Steinberg Charitable Trust.
10.10(1)	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.
10.11(1)	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.
10.12(1)	Indemnity Agreement, dated July 21, 2020, between the Company and Ben Hakim.
10.13(1)	Indemnity Agreement, dated July 21, 2020, between the Company and Steve Milankov.
10.14(1)	Indemnity Agreement, dated July 21, 2020, between the Company and Lisa Gersh.
10.15(1)	Indemnity Agreement, dated July 21, 2020, between the Company and Michael Ovitz.
10.16(1)	Indemnity Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.
10.17(1)	Indemnity Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.
10.18*	Indemnity Agreement, dated November 12, 2020, between the Company and William A. Ackman.
10.19*	Indemnity Agreement, dated November 12, 2020, between the Company and Michael Gonnella.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2020.

PART III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2020	Pershing Square Tontine Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: November 12, 2020	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer