Form 10-K
period 2020-12-31
Pershing Square Tontine Holdings, Ltd.
filed 2021-03-31
CIK 1811882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number: 001-39396

PERSHING SQUARE TONTINE HOLDINGS, LTD.

(Exact name of registrant as specified in charter)

Delaware	85-0930174
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant was not a public company at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of common stock held by non-affiliates at such time. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on July 24, 2020 and the registrant’s Class A Common Stock and warrants began trading separately on the NYSE on September 11, 2020. The aggregate market value of the Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A Common Stock on December 31, 2020, as reported on the NYSE, was $5,544,000,000.

As of March 30, 2021, there were 200,000,000 shares of Class A Common Stock, par value $0.0001, and 100 shares of Class B Common Stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference: None

PERSHING SQUARE TONTINE HOLDINGS, LTD.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (The “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our management team and investment team members allocating their time to other businesses, and our directors and officers potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our directors and officers to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“Additional Forward Purchase Units” are to the up to 100,000,000 units (or such greater amount as determined by mutual agreement of the company and the Forward Purchasers), each consisting of one share of Class A Common Stock and one-third of one warrant, that the Forward Purchasers may elect to purchase pursuant to the Forward Purchase Agreement;

•	“amended and restated certificate of incorporation” are to our second amended and restated certificate of incorporation;

•	“Affiliate Transferees” are to any entity that is managed by PSCM;

•	“company”, “our company”, “we” or “us,” are to Pershing Square Tontine Holdings, Ltd.;

•	“common stock” are to our Class A Common Stock and our Class B Common Stock, collectively;

•

“common shares” are to the common stock, membership interests, units or other equity security of the continuing publicly traded corporation following our initial business combination, if such post- combination business is not the company, and to our Class A Common Stock if we are the continuing publicly traded corporation following our initial business combination;

•

“Committed Forward Purchase Units” are to the 50,000,000 units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant, that the Forward Purchasers have committed to purchase pursuant to the Forward Purchase Agreement;

•

“Director Forward Purchase Agreement” are to an agreement providing for the sale of an aggregate amount of $6,000,000 of our Forward Purchase Units to certain of our independent directors, in one or more private placements in such amounts and at such time or times as the Director Forward Purchasers determine, but no later than simultaneously with the closing of our initial business combination;

•	“Director Forward Purchase Units” are to the Forward Purchase Units to be purchased by certain of our independent directors pursuant to the Director Forward Purchase Agreement;

•

“Director Forward Purchasers” are to those of our independent directors who are party to the Director Forward Purchase Agreement and have agreed to purchase our Forward Purchase Units pursuant thereto;

•

“Director Warrants” are to the warrants purchased by our directors, other than Mr. Ackman, in private placements which closed simultaneously with the initial public offering, for an aggregate amount of $2,837,500, which will be exercisable for 0.26% of the common shares of the post-combination business (on a fully diluted basis), at an exercise price of $24.00 per common share of the post-combination business. The Director Warrants will have a term of 10 years from the consummation of our initial business combination and subject to certain transfer restrictions and have certain registration rights, and otherwise have terms identical to those of the Sponsor Warrants;

•	“Distributable Redeemable Warrants” are to the warrants issuable upon exercise of the Redeemable Warrants attached to each unit issued in the initial public offering.

•	“Distributable Tontine Redeemable Warrants” are to the warrants issuable in respect of those Public Shares that have not been redeemed in connection with our initial business combination;

•

“Forward Purchase Agreement” are to an agreement providing for the sale of our Forward Purchase Units to the Pershing Square Funds (in their capacity as the Forward Purchasers) or, in the case of the Additional Forward Purchase Units, to the Affiliate Transferees, in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, but no later than simultaneously with the closing of our initial business combination;

•	“Forward Purchase Securities” are to the Forward Purchase Shares, Forward Purchase Warrants, and shares of Class A Common Stock underlying the Forward Purchase Warrants;

•

“Forward Purchase Shares” are to the shares of Class A Common Stock to be issued pursuant to the Forward Purchase Agreement and to certain directors purchasing Director Forward Purchase Units, which will generally have identical terms to those of the shares of Class A Common Stock issued in the initial public offering, except as described herein;

•

“Forward Purchase Warrants” are to the warrants to be issued pursuant to the Forward Purchase Agreement and to certain directors purchasing Director Forward Purchase Units, which will generally have identical terms to those of the Redeemable Warrants issued in the initial public offering, except as described herein;

•

“Forward Purchase Units” are to the Committed Forward Purchase Units and the Additional Forward Purchase Units issuable pursuant to the Forward Purchase Agreement, and the Director Forward Purchase Units issuable to the Director Forward Purchasers;

•	“Forward Purchasers” are to the Pershing Square Funds and, for the avoidance of doubt, such term does not include the Director Forward Purchasers;

•

“Initial Business Combination Redemption Time” are to the time at which we redeem the shares of Class A Common Stock that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation our initial business combination;

•	“Pershing Square” or “PSCM” are to Pershing Square Capital Management, L.P., a registered investment adviser under the Investment Act of 1940.

•

“Pershing Square Funds” are to Pershing Square, L.P., a Delaware limited partnership, Pershing Square International, Ltd., a Cayman Islands exempted company, and Pershing Square Holdings, Ltd., a Guernsey company, which funds are managed by PSCM and are, collectively, the members of our Sponsor and the Forward Purchasers;

•	“Public Shares” are to the shares of Class A Common Stock included in the units issued in the initial public offering;

•

“Public Stockholders” are to the holders of the Public Shares, including our Sponsor and its affiliates and our management team, to the extent that such persons or entities acquire Public Shares (whether during or after the initial public offering), provided that such status as a “Public Stockholder” shall only exist with respect to such shares;

•

“Redeemable Warrants” are to our Distributable Redeemable Warrants included in the units issued in the initial public offering and to the Distributable Tontine Redeemable Warrants issuable to the remaining holders of our outstanding shares of our Class A Common Stock issued in the initial public offering (after we redeem any shares of Class A Common Stock that the holders thereof have elected to redeem in connection with our initial business combination), and, for the avoidance of doubt, the term “Redeemable Warrants” does not include the Forward Purchase Warrants;

•

“Registration Rights Agreement” are to an agreement requiring the company, following our initial business combination, to register for resale certain securities held by our Sponsor, directors, the Forward Purchasers and their permitted transferees;

•	“Sponsor” are to Pershing Square TH Sponsor, LLC, a Delaware limited liability company;

•

“Sponsor Warrants” are to the warrants purchased by our Sponsor in a private placement simultaneously with the initial public offering that will generally not be salable, transferable or exercisable until three years after the date of our initial business combination, and will only then be exercisable for that number of common shares constituting 5.95% of the common shares of the post-combination business on a fully diluted basis as of the time immediately following our initial business combination, at an exercise price equal to $24.00 per common share of the post-combination business. The Sponsor Warrants will have a term of 10 years from the consummation of our initial business combination;

•

“Tontine Distribution Time” are to the time at which the Distributable Tontine Redeemable Warrants will be distributed, which will occur immediately after our initial business combination Redemption Time and immediately prior to the closing of our initial business combination; and

•	“Warrants” are to our Redeemable Warrant, Forward Purchase Warrant, Sponsor Warrants and our Director Warrants, collectively.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated in Delaware on May 4, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

Our Sponsor is advised by Pershing Square Capital Management, L.P. (“Pershing Square” or “PSCM”), a registered investment adviser under the Investment Act of 1940, as amended, and the members of our Sponsor are the Pershing Square Funds.

Our management team is led by William A. Ackman, our Chairman and Chief Executive Officer, who works closely with the PSCM investment team and the other employees of, and resources available to, PSCM to fulfill our corporate mission. Mr. Ackman has spent 29 years in the investment management industry, the last 18 years as CEO of PSCM. PSCM’s investment strategy involves the purchase of large minority stakes in high-quality, large capitalization, growth companies during periods when they have underperformed their potential. By working with management teams and boards of directors, PSCM has assisted its portfolio companies in creating substantial long-term value.

The Pershing Square investment team is comprised of seven investment professionals with tenures at Pershing Square of 4 to 17 years, who prior to Pershing Square, served in analyst and associate roles at Apollo, Blackstone, KKR, Goldman Sachs, and Hellman & Friedman. PSCM has 32 other accounting, legal, finance, technology, and administrative professionals who support our company on an as-needed basis.

We believe that we have substantial competitive advantages when compared with other blank check companies and other sources of equity capital, such as private equity, growth equity and hedge funds, among others. We have these competitive advantages because of the amount of committed capital we have, our willingness to acquire a minority stake, our ability to give a private company access to the public equity markets and the lower cost of capital of our structure compared to other blank check companies.

We have the largest amount of committed capital of any blank check company. As a result of our initial public offering and the Committed Forward Purchase Units, we have a minimum of $5,000,000,000 in equity capital for use in our Initial Business Combination (assuming that the Additional Forward Purchase is not consummated and assuming no redemptions of the Class A Common Stock), and as much as $7,000,000,000 (assuming the Additional Forward Purchase is consummated in full and assuming no redemptions of the Class A Common Stock), in each case, before expenses and not including the $6,000,000 of Forward Purchase Units certain of our directors have agreed to purchase.

We intend to merge with one company through a transaction in which our stockholders (just prior to the Initial Business Combination) will own a minority interest in the company that is created as a result of the Initial Business Combination. We believe that a substantial majority of other investors in private companies are not prepared to (or are not able to) deploy $5,000,000,000 or more of cash in the acquisition of a minority interest in a company. While comparably sized or larger investment funds generally seek to acquire controlling or 100% interests in one company, we are willing to execute a transaction in which our stockholders will own a minority stake in a large-capitalization private company. As a result, we believe we will be one of the largest sources of cash equity capital for a private, single-company, minority investment in the world.

As the largest blank check company currently pursuing a business combination, we can offer a larger-capitalization private company (with market capitalization of $10,000,000,000 or more) the opportunity to gain access to the public equity markets, without such company having to conduct its own initial public offering (“IPO”). Through a merger, we will be, in effect, facilitating the IPO of a large private company, enabling a private business to avoid the inherent costs and risks associated with the traditional IPO process.

We intend to pursue merger opportunities with private, large capitalization, high-quality, growth companies. We will use PSCM’s substantial experience in identifying, analyzing, and determining business quality and the sustainable competitive advantages of a target company, as well as PSCM’s due diligence and negotiation expertise in executing a transaction.

Nearly eight months since our launch, based on our experience and progress to date, we believe an investment in our Company will generate highly attractive long-term returns.

The past experiences and performances of the members of our management team is not a guarantee (i) that we will be able to identify a suitable candidate for our Initial Business Combination or (ii) that we will provide an attractive return to our stockholders from any business combination we may consummate. You should not rely on the historical record of PSCM, the Pershing Square Funds and our management’s performance as indicative of our future performance.

Our Business Strategy

Our business strategy is to identify and complete a business combination that creates substantial long-term value for our stockholders. We are seeking target companies that demonstrate the characteristics set out under “Our Acquisition Criteria” below. We believe our investment team’s operational, financial and transaction experience across economic cycles and broad networks of relationships, along with our deep understanding of the equity and debt capital markets, allows us to effectively and efficiently identify and evaluate potential opportunities for our Initial Business Combination.

We are considering companies in a wide range of industries, but generally seek to acquire a simple, high-quality, high-return on capital business that generates predictable growing cash flows that can be estimated within a reasonable range over the long term. We prefer targets that have low sensitivity to macroeconomic factors, with minimal commodity exposure and/or cyclical risk. We are willing to accept a high degree of situational, legal, and/or capital structure complexity in a business combination if we believe that the potential for reward justifies this additional complexity, particularly if these issues can be resolved in connection with and as a result of a combination with us.

To achieve a successful Initial Business Combination, our investment team will leverage its experience to identify a company with a strong competitive position that can benefit from being a public company in the execution of its growth and value-creation strategy. We believe our scale and structure, coupled with our investment team’s background and experience, makes us an attractive partner for high-quality management teams and owners.

Our Acquisition Criteria

Consistent with our core investment principles and business strategy, we are seeking to enter into an Initial Business Company with a company which has characteristics that we have outlined below. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to complete our Initial Business Combination with a target business that does not meet all of these criteria. We are seeking to acquire a company that has the following characteristics:

•

Simple, predictable, and free-cash-flow-generative. We are generally seeking a company with a proven track record of growth and free cash flow generation, and predictable future financial performance that we expect will generate strong, sustainable growth in cash flows over the long term—however, we are open to considering a company that may, at the time of the Initial Business Combination, be cash-flow negative, if we believe that the business’s cash flow will become positive within a reasonable amount of time;

•

Formidable barriers to entry. We are seeking a company that has long-term sustainable competitive advantages, significant barriers to entry, or “wide moats” around their business, and low risks of disruption due to competition, innovation or new entrants;

•

Limited exposure to extrinsic factors that we cannot control. We are seeking a company that is not materially affected by macroeconomic factors, commodity prices, regulatory risks, interest rate volatility and/or cyclical risk;

•

Strong balance sheet. We are seeking a company that is conservatively financed relative to its free cash-flow generation, after taking into consideration the de-leveraging effects of the Initial Business Combination;

•

Minimal capital markets dependency. We are seeking a company that can benefit from being a public company with broader access to the capital markets and greater governance, but prefer a company that is not highly reliant on the capital markets to operate and grow its businesses;

•	Large capitalization. We are seeking a company with a large enterprise value and significant long-term growth potential that is a likely candidate for inclusion in the S&P 500 index;

•	Attractive valuation. We are seeking a company at an attractive valuation relative to its long-term intrinsic value; and

•

Exceptional management and governance. We are seeking a company that has a trustworthy, talented, experienced, and highly competent management team. The company may be led by an entrepreneur who is looking for a partner with our expertise to execute on the next stage of the company’s growth. For target companies that require new management, we will leverage PSCM’s experience in identifying and recruiting new management.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management and our investment team may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not substantially meet the above criteria and guidelines, we will disclose that the target business does not substantially meet the above criteria in our stockholder communications related to our Initial Business Combination, in the form of tender offer documents or proxy materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a detailed due diligence review of the issues that we deem important in order to determine a company’s business quality and estimate its intrinsic value. That due diligence review will include, among other things, financial statement analysis, detailed document reviews, meetings with incumbent management and employees, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional financial, legal and other information that we will seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent accounting firm that our Initial Business Combination is fair to our company from a financial point of view.

Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. In addition, we have an investment team comprised of seven members, who are employed by PSCM. We believe our investment team members are able to allocate their duties to us and to PSCM amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person devotes in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Although PSCM is the investment adviser to the Pershing Square Funds, we do not believe that PSCM’s activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will be a privately owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities).

PSCM and its affiliates may form and manage other investment vehicles investing in public companies at any time prior to the announcement of our Initial Business Combination, including, but not limited to, investment vehicles that may invest side-by-side with our company.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Neither the affiliates of our Sponsor nor members of our management team who are employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. However, absent a significant conflict of interest with respect to our pursuit of an acquisition target, we would expect such opportunity to be provided to us, as such potential target company would be a private company.

Each of our directors and officers currently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities (including current or future investment vehicles of our Sponsor) pursuant to which such director or officer is or will be required to present business combination opportunities to such entity. Therefore, our directors and officers may be required to present potential business combinations to the related entities described above before they present such opportunities to us. Accordingly, in the future, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such opportunity to such entity first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Any presentation of such opportunities to entities other than us, or affiliates of our Sponsor, may present additional conflicts.

Although the current and future fiduciary duties or contractual obligations of our directors or officers could materially undermine our ability to complete our business combination, we believe this risk is partly mitigated for the following reasons. As stated above, our Sponsor and its affiliates currently do not make, or are not permitted to make, investments in private companies. Further, each of our directors and officers has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our

Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months (or 30 months from the closing of the initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination within 24 months from the closing of the initial public offering, but have not completed our Initial Business Combination within such 24-month period) of the closing of the initial public offering (the “Combination Period”). With respect to a potential business combination as to which a director may be “interested” or have a potential conflict of interest, we may take steps including, but not limited to, requiring the review of our audit committee pursuant to our related party policy, the recusal of such director with respect to such transaction, the appointment of a committee of independent and disinterested directors, or, as described above, the use of an independent accounting firm to ensure that a potential business combination is fair to our stockholders.

Initial Business Combination

So long as we maintain a listing for our securities on the NYSE, our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our Initial Business Combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or the value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our Initial Business Combination so that our stockholders (including our Sponsor, the Forward Purchasers, directors, officers and our Public Stockholders) will own a minority stake in the post-combination business, which post-combination business we anticipate will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-combination business owns or acquires less than 100% of such interests or assets of the target business for the post-combination business to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-combination business owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-combination business, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Initial Business Combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

Effect of Sponsor Warrants and Director Warrants on Ownership

The unique structure of our Sponsor Warrants and Director Warrants, which provide our Sponsor and directors with a fixed percentage of the pro forma post-combination business immediately after the Initial Business Combination, will have different effects on the ownership interest of our Public Stockholders in the post-combination business as compared to the typical structure of blank check companies, in which the Sponsor maintains a fixed 20% interest in the pre-combination business. Specifically, the dilutive effect of the Sponsor Warrants and Director Warrants depends on the price of the post-combination business’s common shares at the time of exercise (the “Market Price”), and only exists to the extent the Market Price exceeds the exercise price.

Though the number of shares issuable to the holders of the Sponsor Warrants and Director Warrants (for the purposes of this discussion, the “Private Holders”) is calculated as approximately 6.21% of the fully-diluted common shares outstanding immediately following the Initial Business Combination, the actual ownership stake of the Private Holders in the post-combination business upon the exercise of all warrants will differ significantly. At or below the $24.00 exercise price of the Sponsor Warrants and Director Warrants, the Private Holders will not have any ownership stake. Accordingly, there will be no dilutive effect on the Public Stockholders and the holders of the Redeemable Warrants (for the purposes of this discussion, the “Public Holders”). At higher Market Prices, the ownership stake (and overall dilutive effect) of the Private Holders increases towards its limit of approximately 6.21%.

The following table presents the dilutive effect of the Sponsor Warrants and Director Warrants as (i) the change in the Public Holders’ ownership stake with and without taking into account the Sponsor Warrants and Directors Warrants, as a percentage of (ii) the Public Holders’ ownership stake if the Sponsor Warrants and Director Warrants did not exist. The dilutive effect is shown across a range of transaction sizes and Market Prices at the time of the Initial Business Combination. The scenarios below assume no redemptions of Class A Common Stock and that the Forward Purchasers purchase the $1,000,000,000 of Committed Forward Purchase Units (50,000,000 Forward Purchase Units).

If the post-combination business’ equity is valued at $10 billion and the Market Price is $20.00, the $4 billion of value represented by the shares of Class A Common Stock gives the Public Owners an ownership stake of 40.0% in the post-combination business, whether or not the Sponsor Warrants exist (as none of the warrants are exercisable at this Market Price). At a Market Price of $36.00, the Public Owners have an ownership stake of 42.3% (reflecting exercise of their Redeemable Warrants), without taking into account the Sponsor Warrants and Director Warrants. By including the Sponsor Warrants and Director Warrants, their ownership stake decreases to 41.3%. The dilutive effect, calculated as the 1.0% decline in ownership stake, divided by 42.3%, is 2.4%.

If the post-combination business’ equity is valued at $25 billion and the Market Price is $20.00, the $4 billion of value represented by the shares of Class A Common Stock gives the Public Owners an ownership stake of 16.0% in the post-combination business, whether or not the Sponsor Warrants exist (as none of the warrants are exercisable at this Market Price). At a Market Price of $36.00, the Public Owners have an ownership stake of 17.5% (reflecting exercise of their Redeemable Warrants), absent the Private Holders. Including the Private Holders, their ownership stake decreases to 17.1%. The dilutive effect, calculated as the 0.4% decline in ownership stake, divided by 17.5%, is 2.2%.

As shown below, the size of the ownership stake of all of our pre-combination stockholders and warrant holders decreases proportionately with a larger deal size. However, the dilutive effect does not vary significantly with deal size.

Dilution from Sponsor and Director Warrants to Public Holders
Share Price of our Class A Common Stock	Post-Combination Business Equity Value at IBC (in millions)
	$10,000	$15,000	$20,000	$25,000	$30,000

	% Public Holders Equity Ownership Stake at IBC

	40.0%	26.7%	20.0%	16.0%	13.3%
$20.00	—	—	—	—	—
$24.00	—	—	—	—	—
$28.00	1.1%	1.0%	1.0%	1.0%	1.0%
$32.00	1.8%	1.8%	1.7%	1.7%	1.7%
$36.00	2.4%	2.3%	2.3%	2.2%	2.2%

All warrants are assumed to be exercised by surrendering such warrants for that number of common shares of the post-combination business equal to the quotient obtained by dividing (x) the product of the number of common shares underlying such warrants, multiplied by the excess of the Market Price over the exercise price of warrants, by (y) the Market Price.

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 24, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With proceeds from the initial public offering and the Committed Forward Purchase Units, we will have a minimum of approximately $5,000,000,000 in equity capital (subject to redemptions in the case of the Class A Common Stock offered hereby) for use in our Initial Business Combination (assuming that the additional forward purchase is not consummated and assuming no redemptions of the Class A Common Stock), and as much as $7,000,000,000 (assuming the additional forward purchase is consummated in full and assuming no redemptions of the Class A Common Stock), in each case before the payment of fees and expenses associated with our Initial Business Combination. We believe that we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to tailor the consideration to be paid to the target business to fit owner’s and management’s needs and requirements. We have not, however, taken any steps to secure third-party financing, and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than pursuing and reviewing potential opportunities for the Initial Business Combination. We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering and the private placement of the Sponsor Warrants, Director Warrants and the Forward Purchase Units, our capital stock, debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt instruments, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our shares of Class A Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital.

In addition to the Forward Purchase Units, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of our Initial Business Combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our Initial Business Combination. At this time, other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, subject to the 80% NYSE asset test. However, we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an Initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-combination business not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-combination business is what will be valued for purposes of the 80% of net assets test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. See “Risk Factors – Any current work on a potential Initial Business Combination does not guarantee an immediate or timely deal announcement.” Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete a business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following our Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
No Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial security holders (as defined by NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and the number of shares or common stock to be issued, or if the number of shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control (as defined by NYSE rules).

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions, and have not formulated any terms or conditions for any such transactions. In addition, the Forward Purchasers may exercise their right under the Forward Purchase Agreement to acquire the Forward Purchase Securities prior to or simultaneously with our Initial Business Combination. None of the funds in the trust account will be used to purchase our securities in such transactions. Our Sponsor, directors, officers, advisors or their affiliates will not make any such purchases in privately negotiated transaction or in the open market when they are in possession of any material non-public information unless and until such information is disclosed to the seller in a private transaction or to the market in the case of an open market purchase, or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Common Stock or Redeemable Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors and/or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, officers, directors, advisors and/or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro-rata share of the trust account or vote against the business combination. Our Sponsor, officers, directors, advisors and/or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our Public Stockholders with the opportunity to have all or a portion of their share of Class A Common Stock redeemed upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of five business days prior to the consummation of our Initial Business Combination, including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the trust account as of the closing of the initial public offering was $20.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, directors, officers and Forward Purchasers have entered into a letter agreement (the “Letter Agreement”) with us, pursuant to which they have agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the completion of our business combination.

Distribution of Distributable Tontine Redeemable Warrants to Holders of Class A Common Stock Not Electing Redemption

Our amended and restated certificate of incorporation provides that an aggregate of 44,444,444 Distributable Tontine Redeemable Warrants will be distributed, at the Tontine Distribution Time, on a pro-rata basis only to holders of record of the Public Shares that are outstanding after we redeem any Public Shares that the holders thereof have elected to redeem in connection with our Initial Business Combination (the “Initial Business Combination Redemption Time”). The Tontine Distribution Time will be immediately after the Initial Business Combination Redemption Time and immediately prior to the closing of our Initial Business Combination.

Each such remaining Public Share will receive as a dividend that number of Distributable Tontine Redeemable Warrants calculated as the aggregate number of Distributable Tontine Redeemable Warrants (44,444,444 such warrants) divided by the aggregate number of then-outstanding Public Shares (after we have redeemed Public Shares pursuant to the elections of the holders thereof). Accordingly, Public Stockholders who elect to redeem their Public Shares will not receive any Distributable Tontine Redeemable Warrants in respect of such redeemed Public Shares. The contingent right to receive the Distributable Tontine Redeemable Warrants will remain attached to our Public Share, will not be separately transferable, assignable or salable, and will not be evidenced by any form of certificate or instrument.

Our Distributable Tontine Redeemable Warrants are otherwise identical to our Distributable Redeemable Warrants, including with respect to exercise price, exercisability and exercise period. No fractional Distributable Tontine Redeemable Warrants will be issued, no cash will be paid in lieu of fractional Distributable Tontine Redeemable Warrants and only whole Distributable Tontine Redeemable Warrants will trade. The Distributable Tontine Redeemable Warrants will be fungible with our Distributable Redeemable Warrants and we expect that they will become tradable on the first trading day following their distribution, under the same stock symbol as the Distributable Redeemable Warrants.

No Distributable Tontine Redeemable Warrants will be distributed in respect of the Forward Purchase Shares.

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to have all or a portion of their Public Shares redeemed upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we decide not to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about our Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Stockholders not tendering more than a specified number of our Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem such shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If Public Stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete our Initial Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Stockholders with the redemption rights described above upon completion of our Initial Business Combination.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of voting power of shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our Sponsor, directors and officers have agreed to vote their shares of common stock in favor of our Initial Business Combination. For purposes of seeking approval of the majority of the voting power of the outstanding shares of common stock voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. In addition to the Class B Common Stock held by our Sponsor, we would need 75,000,001, or 37.5%, of the Public Shares to be voted in favor of a transaction in order to have our Initial Business Combination approved, assuming (i) no Forward Purchase Shares have been issued, (ii) the parties to the Letter Agreement have not acquired any Public Shares and (iii) all outstanding shares are voted. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, our ability to consummate the sale of the Forward Purchase Units prior to a stockholder vote, and the ability of the Forward Purchase Shares to participate in such vote, and the voting provisions of the Letter Agreement, may make it more likely that we will consummate our Initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares, which we refer to as the “Excess Shares,” unless our board of directors determines, in its sole discretion, to waive or amend such limit with respect to a particular stockholder or “group.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the Public Shares (except as otherwise permitted by our board of directors), we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to our Public Stockholders in connection with our Initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. Accordingly, a Public Stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for Public Stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

After our Initial Business Combination is approved, we would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then has an “option window” after the completion of the business combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of the Public Shares who elect to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro-rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period.

Redemption of Class A Common Stock and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months (or 30 months from the closing of the initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination within 24 months from the closing of the initial public offering but have not completed our Initial Business Combination within such 24-month period) from the closing of the initial public offering to complete our Initial Business Combination. If we are unable to complete our business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of accrued interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Redeemable Warrants, and our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued if we fail to complete our business combination within the Combination Period.

If we fail to complete our Initial Business Combination within the Combination Period, our Class B Common Stock will not be able to convert into Class A Common Stock, and therefore will have no rights to liquidating distributions from the trust account in respect of their Class B shares, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares that they hold (however acquired).

Our Sponsor, directors and officers have agreed, pursuant to the Letter Agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (ii) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (iii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to have their Public Shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares. However, we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of such shares, such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of such shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any accrued interest in the trust account not required to pay our taxes as described herein, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Without taking into account interest earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $20.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $20.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $20.00 per Public Share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $20.00 per Public Share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $20.00 per Public Share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy these obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $20.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we have access to up to approximately $24 million from funds held outside the trust account to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our trust account distributed to our Public Stockholders upon the redemption of the our Public Shares in the event we do not complete our business combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to claims commenced after the third anniversary of the dissolution.

Furthermore, if the pro-rata portion of our trust account distributed to our Public Stockholders upon the redemption of their Public Shares in the event we do not complete our business combination within the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. Unlike in the case of claims against stockholders relating to an unlawful liquidating distribution, however, stockholders are only liable for an unlawful redemption distribution if they knew that the redemption distribution was unlawful. If we are unable to complete our business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 24th (or 30th) month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $20.00 per Public Share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $20.00 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares that are properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination within the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with our Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro-rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity fund sponsors and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination.

Pershing Square Tontine Holdings II, Ltd.

We intend to launch a second SPAC (“PSTH2”) after we complete a business combination transaction. If we do so, we believe it is appropriate for our shareholders, including the Pershing Square Funds, to be able to invest in PSTH2 without paying a premium to its cash-in-trust value. There is no guarantee that we will complete an Initial Business Combination, and even if we are successful in doing so, that we will launch PSTH2.1 We have always believed in giving our existing investors the right to participate in new Pershing Square opportunities, and we intend to continue this tradition.

Facilities

Our offices are at 787 Eleventh Avenue, 9th Floor, New York, NY 10019 and our telephone number is (212) 813-3700. We consider our current office space adequate for our current operations. We do not expect to lease alternative office space from an unaffiliated third party.

Employees

We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. In addition, we have an investment team comprised of seven members, who are employed by PSCM. We believe our investment team is able to allocate their duties to us and to PSCM amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person devotes in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Legal Proceedings

To our knowledge, there is no litigation currently pending against us or any of our officers or directors in their corporate capacity in the 12 months preceding the date hereof.

Item 1A. Risk Factors

Summary of Risk Factors

This summary does not address all of the risks that we face. You should consider carefully all of the risks described below, together with the other information contained in this Report and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•

Our Public Stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

•

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers and Forward Purchasers have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Stockholders vote.

[1]	This Form 10-K does not constitute an offer of PSTH2 securities for sale.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of our Initial Business Combination.

•

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•

The requirement that we complete our Initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating our Initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular, as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our Public Stockholders.

•

We may not be able to complete our Initial Business Combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may only receive $20.00 per share and our Distributable Redeemable Warrants, Sponsor Warrants and Director Warrants will expire worthless, and our Distributable Tontine Redeemable Warrants will never have been distributed.

•

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

We may, but are not required to, obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•

We may only be able to complete one business combination with the proceeds of the initial public offering, the sale of the Forward Purchase Units and the sale of the Sponsor Warrants and Director Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

•

Members of our management team and investment team will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

•

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•

Since the Forward Purchasers, our Sponsor and directors will lose the investment opportunity presented by the Forward Purchase Units, the Sponsor Warrants and Director Warrants, respectively, if our Initial Business Combination is not completed, our Sponsor and directors may have a conflict of interest in determining whether a particular business combination target is appropriate for our Initial Business Combination.

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with operations limited to pursuing and reviewing potential opportunities for the Initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by Pershing Square or our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Pershing Square or our management team is presented for informational purposes only. Any past experience and performance of Pershing Square (and the investment funds and co-investment vehicles that it manages or has managed) or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Initial Business Combination; or (2) of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical record of Pershing Square or our management team’s performance as indicative of the future performance of an investment in us or the returns we will generate or are likely to generate going forward. An investment in us is not an investment in Pershing Square.

Any current work on a potential Initial Business Combination does not guarantee an immediate or timely deal announcement; there is no guarantee regarding the timing of a definitive transaction, whether or not a transaction will be completed, nor whether PSTH2 will be launched.

There is no guarantee that we will complete a transaction or that such a transaction will generate attractive long-term returns for our shareholders. In the event we complete a transaction, there is no guarantee that we will launch a second SPAC.

While we previously believed that we would be able to announce a potential transaction by the end of this quarter, we will not be in a position to do so. We do not intend to make any additional announcements about our transaction progress until we enter into a definitive agreement for a transaction.

Our Public Stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our Initial Business Combination unless our Initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares of common stock to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares of common stock, we would seek stockholder approval of such business combination. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of the Public Shares do not approve of the Initial Business Combination we complete. Please see “Item 1. Business” for additional information.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers and Forward Purchasers have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Stockholders vote.

Pursuant to the Letter Agreement, our Sponsor, directors, officers and Forward Purchasers have agreed to vote their Class B Common Stock, as well as any Public Shares that they hold (whether purchased during or after the initial public offering, and including in open market and privately negotiated transactions), in favor of our Initial Business Combination. As a result, in addition to the Class B Common Stock held by our Sponsor, we would need only 75,000,001, or 37.5%, of the Public Shares to be voted in favor of a transaction in order to have our Initial Business Combination approved, assuming (i) no Forward Purchase Shares have been issued, (ii) the parties to the Letter Agreement have not acquired any Public Shares and (iii) all outstanding shares are voted. Our Class B Common Stock has, in the aggregate, 20.0% of the voting power of our issued and outstanding shares of common stock. Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by such parties to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

In evaluating a prospective target business for our Initial Business Combination, our management relies on the availability of the funds from the sale of the Sponsor Warrants, Director Warrants, and the Forward Purchase Units to be used as part of the consideration to the sellers in our Initial Business Combination. If the sale of the Forward Purchase Units fails to close, for any reason, we may lack sufficient funds to consummate our Initial Business Combination.

We have sold the Sponsor Warrants for $65,000,000 and the Director Warrants for an aggregate of $2,837,500 in private placements, which closed simultaneously with the initial public offering. We have entered into a Forward Purchase Agreement with the Forward Purchasers, pursuant to which they are obligated to purchase an aggregate of at least $1,000,000,000 of Committed Forward Purchase Units, each composed of one share of Class A Common Stock and one-third of one warrant, at a price of $20.00 per unit, in one or more private placements that will close no later than simultaneously with the closing of our Initial Business Combination. In addition, certain of our directors have entered into a Director Forward Purchase Agreement, pursuant to which they are obligated to purchase an aggregate of $6,000,000 Forward Purchase Units at a price of $20.00 per unit, in one or more private placements that will close no later than simultaneously with the closing of our Initial Business Combination.

The funds from the sale of the Sponsor Warrants, Director Warrants and Forward Purchase Units are expected to be used as part of the consideration to the sellers in our Initial Business Combination, and to pay expenses in connection with our Initial Business Combination and may be used for working capital in the post-combination business. These purchases are intended to provide us with appropriate funding for our Initial Business Combination. If the Forward Purchasers do not agree to fund more than the amount necessary to complete our Initial Business Combination, the post-combination business may not have enough cash available for working capital. If the sale of the Committed Forward Purchase Units does not close by reason of the failure of the Forward Purchasers to fund the purchase price (and/ or the Director Forward Purchasers do not purchase Forward Purchase Units), for example, or for any other reason, we may lack sufficient funds to consummate our Initial Business Combination. In addition, the Forward Purchasers’ and Director Forward Purchasers’ obligation to purchase the Committed Forward Purchase Units is subject to termination prior to the closing of the sale of such units by mutual written consent of us and such parties, or automatically: (i) if our Initial Business Combination is not consummated by July 24, 2022, unless extended in accordance with our amended and restated certificate of incorporation. In addition, such obligations to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that our Initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units (if the Forward Purchasers and/or Director Forward Purchasers have not elected to make such purchase at an earlier date). In the event of any such failure to fund by the Forward Purchasers or Director Forward Purchasers, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for the completion of our Initial Business Combination or working capital of the post-combination business.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of our Initial Business Combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Since our board of directors may complete our Initial Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on our Initial Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our Initial Business Combination.

If you elect to exercise your redemption rights with respect to your shares of Class A Common Stock, you will not receive any Distributable Tontine Redeemable Warrants.

In connection with our Initial Business Combination, and in connection with certain amendments to our amended and restated certificate of incorporation, Public Stockholders will have the opportunity to exercise their right to redeem their Public Shares for cash. However, our Distributable Tontine Redeemable Warrants will be distributed only to the holders of record of those shares of our Class A Common Stock that remain outstanding after redemptions in connection with our Initial Business Combination. The Distributable Tontine Redeemable Warrants will be distributed at the Tontine Distribution Time on a pro-rata basis in respect of such remaining shares of Class A Common Stock. Accordingly, to the extent that you elect to redeem your Public Shares, you will receive no Distributable Tontine Redeemable Warrants in respect of such shares. The contingent right to receive the Distributable Tontine Redeemable Warrants will remain attached to our Public Shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into our Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, and we do not obtain sufficient funds from the sale of our Forward Purchase Units or from third-party financing, we would not be able to meet such closing condition and, as a result, would not be able to proceed with our Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate Initial Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and, after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions (which amount may be reduced based upon the number of shares redeemed).

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro-rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro-rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The Forward Purchasers have the right to purchase up to $2,000,000,000 of Additional Forward Purchase Units prior to or simultaneously with our Initial Business Combination pursuant to the Forward Purchase Agreement (or such greater amount as mutually agreed upon by us and the Forward Purchasers), but have no obligation to make such purchase. Our ability to raise additional capital or consummate our Initial Business Combination may be adversely impacted if the Forward Purchasers decline to exercise this right.

The Forward Purchasers have the right, but not the obligation, to purchase up to $2,000,000,000 of Additional Forward Purchase Units prior to or simultaneously with our Initial Business Combination at a price of $20.00 per unit. In addition, we and the Forward Purchasers may mutually agree to increase the amount of Additional Forward Purchase Units that the Forward Purchasers may choose to purchase. If our board of directors determines that additional capital is needed in order to consummate our Initial Business Combination or for other reasons, and the Forward Purchasers or the Affiliate Transferees do not exercise this right in part or in full, we may not have the capital to satisfy certain conditions to our Initial Business Combination. If the Forward Purchasers do elect to purchase the entire additional amount, they would receive an additional 100,000,000 shares of Class A Common Stock and Forward Purchase Warrants exercisable for an additional 33,333,333 shares of Class A Common Stock (or a greater number of Forward Purchase Shares and Forward Purchase Warrants if we and the Forward Purchasers have mutually agreed to increase the additional forward purchase amount). Depending on the terms of our Initial Business Combination and the value of our securities at such time, this may significantly reduce and/or dilute the economic interest of our Public Stockholders in the post-combination business.

The Forward Purchasers may elect to purchase Forward Purchase Units prior to our Initial Business Combination, which could provide them with substantial influence over, or control of, the outcome of any matter submitted to a vote of our stockholders.

If the Forward Purchasers elect to purchase any Forward Purchase Units prior to our Initial Business Combination, they will have the ability to vote their Forward Purchase Shares on any matter submitted to our stockholders for approval. If the Forward Purchasers were to vote as recommended by us on a matter submitted to our stockholders for their approval (although they are under no obligation to do so), this would substantially increase the likelihood that any such matter would receive the requisite stockholder approval. For example, if the Forward Purchasers acquired all 50,000,000 of the Committed Forward Purchase Units prior to the record date for a stockholder vote on our Initial Business Combination and were to vote their Forward Purchase Shares in favor of such transaction, in addition to the voting power of such Forward Purchase Shares and the Class B Common Stock held by our Sponsor, we would need only 50,000,001, or 25.0%, of the Public Shares to be voted in favor of a transaction for it to be approved. If, prior to such record date, the Forward Purchasers acquired the total 150,000,000 Forward Purchase Units represented by the committed forward purchase and the additional forward purchase, our Sponsor and the Forward Purchasers would together effectively control the outcome of such vote. With respect to certain amendments to our amended and restated certificate of incorporation that require the approval of 65% of the outstanding shares of our common stock, assuming the Forward Purchasers and our Sponsor vote in favor of such an amendment, the approval of such amendment would require (i) the vote of 95,000,001, or 47.5%, of the Public Shares, if only the Committed Forward Purchase Units have been issued, and (ii) the vote of 60,000,001, or 30%, of the Public Shares, if the Committed Forward Purchase Units and Additional Forward Purchase Units have been issued. Each of the foregoing examples assumes that our Sponsor, officers and directors do not acquire any other Public Shares and that all outstanding shares are voted. The amount of the additional forward purchase may be increased by mutual agreement between the Forward Purchasers and us, which could further diminish the influence and/or control of our Public Stockholders. In addition, the Director Forward Purchasers may acquire up to 300,000 Forward Purchase Shares prior to the record date for a stockholder vote on our Initial Business Combination, in which case they would be required to vote such shares in favor of a transaction, which Forward Purchase Shares would have approximately 0.1% of the voting power of the outstanding common stock in the above scenarios.

The requirement that we complete our Initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating our Initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular, as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our Public Stockholders.

Any potential target business with which we enter into negotiations concerning our Initial Business Combination will be aware that we must complete our Initial Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may only receive $20.00 per share, or less than such amount in certain circumstances, and our Distributable Redeemable Warrants, Sponsor Warrants and Director Warrants will expire worthless, and our Distributable Tontine Redeemable Warrants will never have been distributed.

Our amended and restated certificate of incorporation provides that we must complete our Initial Business Combination within the Combination Period. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively affected by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may only receive $20.00 per share, our Distributable Redeemable Warrants, Sponsor Warrants and Director Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed. In certain circumstances, our Public Stockholders may receive less than $20.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $20.00 per share” and other risk factors below. Additionally, if you elect to exercise your redemption rights in connection with our Initial Business Combination, you will not receive any Distributable Tontine Redeemable Warrants.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from Public Stockholders, which would reduce the public “float” of our shares of Class A Common Stock or warrants, and the Forward Purchasers and/or Director Forward Purchasers may exercise their respective right to purchase Forward Purchase Units prior to a vote, each of which may influence a vote on a proposed business combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Distributable Redeemable Warrants, or a combination thereof, in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In addition, the Forward Purchasers and Director Forward Purchasers may purchase Forward Purchase Units prior to our Initial Business Combination. None of the funds in the trust account will be used to purchase shares, Redeemable Warrants or Forward Purchase Securities in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof, and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of the Distributable Redeemable Warrants could be to reduce the number of such warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent that such purchasers are subject to such reporting requirements.

In addition, if such purchases are made (other than with respect to the Forward Purchase Units), the public “float” of our shares of Class A Common Stock or Redeemable Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to have its shares redeemed. In addition, the proxy materials or tender offer documents, as applicable, that we will furnish to our Public Stockholders in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem such shares. For example, we may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Redeemable Warrants, potentially at a loss.

Our Public Stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitation described herein, (ii) the redemption of any Public Shares that are properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete our Initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In addition, if we are unable to complete our Initial Business Combination within the Combination Period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, Public Stockholders may be forced to wait beyond the Combination Period before they receive funds from our trust account. In no other circumstances will a Public Stockholder have any right or interest of any kind in the trust account. Holders of Redeemable Warrants will not have any right to the proceeds held in the trust account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your shares or Redeemable Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A Common Stock and warrants units are listed on the NYSE. Although we expect to continue meeting the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round lot holders of our securities (or 400 round lot holders following our Initial Business Combination). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock and Redeemable Warrants are listed on the NYSE, our Class A Common Stock and Redeemable Warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our Initial Business Combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the private placement sale of the Sponsor Warrants and Director Warrants are intended to be used to complete our Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with the completion of our Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Public Shares, you will lose the ability to redeem all such shares in excess of 15% of our Public Shares unless our board of directors determines to waive or amend such limit with respect to you.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights without our prior consent with respect to more than an aggregate of 15% of the Public Shares, which we refer to as the “Excess Shares,” unless our board of directors determines, in its sole discretion, to waive or amend such limit with respect to such stockholder or “group.” However, we would not be restricting our Public Stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share on the redemption of our Public Shares, or less than such amount in certain circumstances, and our Distributable Redeemable Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Furthermore, because we are obligated to pay cash for the shares of Class A Common Stock which our Public Stockholders redeem in connection with our Initial Business Combination, target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our Distributable Redeemable Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed. In certain circumstances, our Public Stockholders may receive less than $20.00 per share, upon our liquidation. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $20.00 per share” and other risk factors below.

If the net proceeds from our initial public offering and the private placement of the Sponsor Warrants and Director Warrants not being held in the trust account are insufficient to allow us to operate until the end of the Combination Period, we may be unable to complete our Initial Business Combination, in which case our Public Stockholders may only receive $20.00 per share, or less than such amount in certain circumstances, and our Distributable Redeemable Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until the end of the Combination Period, assuming that our Initial Business Combination is not completed during that time. We believe the funds available to us outside of the trust account will be sufficient to allow us to operate during the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, on the liquidation of our trust account, our Distributable Redeemable Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed. In certain circumstances, our Public Stockholders may receive less than $20.00 per share upon our liquidation. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $20.00 per share” and other risk factors below.

If the net proceeds of our initial public offering and the private placement of the Sponsor Warrants and Director Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search for our Initial Business Combination, to pay our taxes and to complete our Initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination.

Of the net proceeds of the initial public offering and the private placement of the Sponsor Warrants and Director Warrants, approximately $32 million was available to us immediately after our initial public offering and, as of December 31, 2020, approximately $24 million was available to us, in each case outside the trust account to fund our working capital requirements. We do not expect to seek additional capital due to the amount available to us outside the trust account, but if we are required to do so, we would need to borrow funds from our Sponsor, management team or third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Initial Business Combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The Forward Purchasers and Director Forward Purchasers may elect to purchase any or all of the number of Forward Purchase Units they have agreed to purchase at any time prior the Initial Business Combination, which could provide a source of working capital. However, the Forward Purchasers and Director Forward Purchasers have no obligation to make such purchases until the time of our Initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Stockholders may only receive approximately $20.00 per share on our redemption of their Public Shares, and our Distributable Redeemable Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed. In certain circumstances, our Public Stockholders may receive less than $20.00 per share on the redemption of their shares. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $20.00 per share” and other risk factors below.

Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance our Initial Business Combination. Accordingly, any security holders who choose to remain security holders following our Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our Initial Business Combination, constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced, and the per-share redemption amount received by stockholders may be less than $20.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the Combination Period, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within 10 years following the redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $20.00 per share initially held in the trust account, due to claims of such creditors.

Pursuant to the Letter Agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduces the amount of funds in the trust account to be below the lesser of (i) $20.00 per Public Share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account (if less than $20.00 per share) due to reductions in the value of the trust assets, net of the amount of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective business target who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the trust account could bear very low or negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $20.00 per share.

The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 180 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use for payment of our tax obligations and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our Initial Business Combination, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $4,000,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our Public Stockholders may be reduced below $20.00 per share.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $20.00 per Public Share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account (if less than $20.00 per share) due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Stockholders may be reduced below $20.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our directors and officers to the fullest extent permitted by law and we have purchased directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers. However, any such insurance may not be available or sufficient. Further, our directors and officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided by us will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account, or (ii) we consummate our Initial Business Combination. Our obligations to indemnify our directors and officers may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against our directors and officers even though, such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we may incur the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

Each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete our Initial Business Combination and thereafter to operate the post-combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in direct U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. Treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Initial Business Combination; (ii) the redemption of any of our Public Shares that are properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent a business combination within the Combination Period, our return of the funds held in the trust account to our Public Stockholders by redeeming their Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our Initial Business Combination or result in our liquidation. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, on the liquidation of our trust account, our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our trust account distributed to our Public Stockholders upon the redemption of their Public Shares in the event we do not complete our Initial Business Combination within the Combination Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any claim commenced after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred with respect to any claim commenced after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro-rata portion of our trust account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. Unlike in the case of claims against stockholders relating to an unlawful liquidating distribution, however, stockholders are only liable for an unlawful redemption distribution if they knew that the redemption was unlawful.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could result in our stockholders attempting to cause us to hold an annual meeting, presenting us with an additional expense.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Our Sponsor, as the holder of our Class B Common Stock, will have the right to elect all of our directors prior to our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

The holders of our Class B Common Stock have the exclusive right to elect all of our directors prior to our Initial Business Combination. Accordingly, we do not expect to hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination. The holders of our Class B Common Stock will also have the exclusive right to vote on the removal of directors prior to our Initial Business Combination.

The purchase price for the Sponsor Warrants was not determined on an arm’s-length basis.

The purchase price for the Sponsor Warrants is the amount determined by us to be the fair market value of such Sponsor Warrants as of the date of our initial public offering. The price of the Sponsor Warrants was not determined by a negotiation between arm’s-length third parties, which, had it occurred, may have resulted in a higher or lower purchase price and more or less favorable terms.

We have not registered the shares of Class A Common Stock issuable upon exercise of the Redeemable Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Redeemable Warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of Redeemable Warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A Common Stock issuable upon exercise of the Redeemable Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A Common Stock issuable upon exercise of the Redeemable Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination, and to maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the Redeemable Warrants, until the expiration of the Redeemable Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Redeemable Warrants on a cashless basis. However, no Redeemable Warrant will be exercisable on a cash or cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Redeemable Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Notwithstanding the above, if our Class A Common Stock is at the time of any exercise of a Redeemable Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Redeemable Warrants who exercise their Redeemable Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, though we will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any redeemable warrant, or issue securities or other compensation in exchange for the Redeemable Warrants in the event that we are unable to register or qualify the shares underlying the Redeemable Warrants under applicable state securities laws and there is no applicable exemption available. If the issuance of the shares upon exercise of the Redeemable Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their Redeemable Warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the units. If and when the Redeemable Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If you exercise your Redeemable Warrants on a “cashless basis,” you will receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Redeemable Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A Common Stock issuable upon exercise of the Redeemable Warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, exercise Redeemable Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A Common Stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Redeemable Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call our Redeemable Warrants for redemption when the price per share of Class A Common Stock equals or exceeds $36.00, we may require any holders wishing to exercise their warrants prior to the date of redemption to do so on a cashless basis. In any of the circumstances described above, each holder would pay the exercise price by surrendering the warrants for that number of Class A Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Common Stock underlying the warrants, multiplied by the excess of the “fair market value” (as defined with respect to the applicable cashless exercise or redemption provision) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 per redeemable warrant. Fourth, if we call our Redeemable Warrants for redemption when the price per share of our Class A Common Stock equals or exceeds $20.00, holders who exercise their warrants will receive that number of shares set forth in the table as described under “Description of Securities–Redeemable Warrants” in the prospectus. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

Pursuant to the registration rights agreement with our Sponsor, the Forward Purchasers and our independent directors, which we have entered into concurrently with the initial public offering, we are required to use commercially reasonable efforts to file a registration statement within 120 days of our Initial Business Combination, and use our best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Warrants, (ii) the Director Warrants, (iii) the shares issuable upon the exercise of the Sponsor Warrants or Director Warrants, (iv) the Forward Purchase Securities, (v) the shares of Class A Common Stock issuable upon conversion of our Class B Common Stock and (vi) any other shares or warrants of the company that the parties to the registration rights agreement have purchased on the open market, subject to certain conditions as provided in the such agreement. The parties to the registration rights agreement, and their permitted transferees, will be entitled to make up to 10 demands that we register the foregoing securities, and will have certain “piggyback rights” with respect to other registration statements filed by the company. The post-combination business will bear the cost of registering these securities. In addition, the Redeemable Warrants have certain registration rights, as described herein. The registration and availability of such a significant number of securities for trading in the public market (to the extent any such securities are not subject to transfer restrictions) may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when such securities are registered.

Because we are neither limited to evaluating a target business in a particular industry, nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. Although our directors and officers endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any security holders who choose to remain security holders following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our Initial Business Combination, constituted an actionable material misstatement or omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, on the liquidation of our trust account, our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued. In certain circumstances, our Public Stockholders may receive less than $20.00 per share on the redemption of their shares. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholder may be less than $20.00 per share” and other risk factors below.

We may, but are not required to, obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

We may issue additional common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. In addition, we may issue a substantial number of shares of Class A Common Stock upon the exercise of our Warrants for common stock. Any such issuances would dilute the interest of our Public Stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 3,020,000,000 shares of common stock, consisting of 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 2,800,000,000 and 19,999,900 authorized but unissued shares of Class A Common Stock and Class B Common Stock, respectively. The amount of Class A Common Stock available for issuance does not take into account the Forward Purchase Shares, shares of Class A Common Stock reserved for issuance upon exercise of any outstanding Warrants (including the Redeemable Warrants, Forward Purchase Warrants, Sponsor Warrants and Director Warrants) or the shares of Class A Common Stock issuable upon conversion of Class B Common Stock. As of December 31, 2020, there were no shares of preferred stock issued and outstanding. The 100 shares of Class B Common Stock will automatically convert into 100 shares of our Class A Common Stock at the time of our Initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation provides that we may not issue securities that are entitled to receive funds from the trust account or, other than the Forward Purchase Securities, that can vote with common stockholders on matters related to our pre-Initial Business Combination activity).

The provisions of our amended and restated certificate of incorporation that enable or limit our ability to issue securities, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our Sponsor, directors and officers have agreed, pursuant to the Letter Agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to have their shares of common stock redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers; and

•	may adversely affect prevailing market prices for our Class A Common Stock and/or Redeemable Warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, on the liquidation of our trust account, our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, on the liquidation of our trust account our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $20.00 per share” and other risk factors below.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an Initial Business Combination candidate may resign upon completion of our Initial Business Combination. The departure of our Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of our Initial Business Combination candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of our Initial Business Combination candidate’s management team will remain associated with our Initial Business Combination candidate following our Initial Business Combination, it is possible that members of the management of our Initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, directors and officers. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Initial Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with our Initial Business Combination. Such negotiations would take place simultaneously with the negotiation of our Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our Initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Initial Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any security holders who choose to remain security holders following the initial business could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Members of our management team and investment team allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

The members of our management team and investment team are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. The members of our management team and investment team may be engaged in other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. The seven members of our investment team allocate their time between fulfilling their duties to us and to PSCM. Our directors may (and in some cases do) also serve as officers or board members for other entities. If such persons’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, directors and officers are, and may in the future become, affiliated with entities that are engaged in a similar business, although each of our directors and officers has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within the Combination Period.

PSCM and its affiliates may form and manage other investment vehicles investing in public companies at any time prior to the announcement of our Initial Business Combination, including but not limited to, investment vehicles that may invest side-by-side with our company.

Though we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will be a privately owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except they may make investments in public companies that issue private securities), certain conflicts described herein may still arise.

Our directors and officers currently have, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including, without limitation, funds managed or advised by our Sponsor or its affiliates, subject to their fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Our directors and officers also may become aware of business opportunities which may be necessary or appropriate for presentation to other entities to which they owe certain fiduciary or contractual duties. Any presentation of such opportunities to such other entities may present additional conflicts.

Accordingly, our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

None of the members of our management team or investment team are required to commit his or her full time to our affairs. The members of our investment team are employed by PSCM. While the members of our management team intend to devote as much of their time as they deem necessary to our affairs, and while we believe the seven members of our investment team are able to allocate their duties to us and to PSCM in a manner that allows them to provide us with the resources and support we require while also fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for a discussion of our officers’ and directors’ business affiliations and potential conflict of interest.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. It is possible that we enter into our Initial Business Combination with a target business that is affiliated with our Sponsor and/or its affiliates, our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Despite our agreement pursuant to our amended and restated certificate of incorporation to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an Initial Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of our Initial Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors, and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors or officers. Our directors and officers may (and in some cases do) also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an Initial Business Combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our Initial Business Combination as set forth in “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement pursuant to our amended and restated certificate of incorporation to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an Initial Business Combination with one or more businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of our Initial Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

Since the Forward Purchasers, our Sponsor and directors will lose the investment opportunity presented by the Forward Purchase Units, the Sponsor Warrants and Director Warrants, respectively, if our Initial Business Combination is not completed. Our Sponsor and directors may have a conflict of interest in determining whether a particular business combination target is appropriate for our Initial Business Combination.

We have entered into a Forward Purchase Agreement with the Forward Purchasers pursuant to which they have agreed to purchase at least $1,000,000,000, and up to an additional $2,000,000,000, of Forward Purchase Units, for an aggregate investment of up to $3,000,000,000 (or such greater amount as mutually agreed upon with respect to the Additional Forward Purchase Units and such aggregate amount). In addition, certain of our independent directors have committed to purchase an aggregate of $6,000,000 of Forward Purchase Units. Each Forward Purchase Unit is composed of one share of Class A Common Stock and one-third of one warrant, at a price of $20.00 per Forward Purchase Unit. Purchases of the Forward Purchase Units will take place in one or more private placements at any time prior to, and no later than simultaneously with, the closing of our Initial Business Combination. If we do not complete an Initial Business Combination, the Forward Purchasers will lose the investment opportunity presented by the Forward Purchase Agreement.

Our Sponsor purchased Sponsor Warrants for an aggregate purchase price of $65,000,000. The Sponsor Warrants are generally not salable, transferable or exercisable until three years after the date of our Initial Business Combination, and will only then be exercisable for that number of shares constituting 5.95% of the common shares of the post-combination business on a fully diluted basis as of the time immediately following the Initial Business Combination, at an exercise price equal to $24.00 per common share of the post-combination business. The Sponsor Warrants will have a term of 10 years from the consummation of our Initial Business Combination. The Sponsor Warrants will not be redeemable by us and will be exercisable, in whole or in part, on a cashless basis (in addition to being exercisable for cash).

In addition, our directors purchased Director Warrants for an aggregate purchase price of $2,837,500. The Director Warrants will be exercisable for that number of shares constituting 0.26% of the common shares of the post-combination business, on the same terms as the Sponsor Warrants. If we do not complete an Initial Business Combination, or we enter into an Initial Business Combination that is unlikely to result in a price per common share above $24.00, our Sponsor will lose the investment opportunity presented by the Sponsor Warrants, and our directors will lose the investment opportunity presented by the Director Warrants.

Our Sponsor, directors, officers and Forward Purchasers have agreed (A) to vote any Public Shares owned by them in favor of any proposed business combination and (B) not to redeem any Public Shares held by them (whether acquired during or after the initial public offering) in connection with a stockholder vote to approve a proposed Initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target initial business, completing our Initial Business Combination and influencing the operation of the business following our Initial Business Combination.

We may issue notes or other debt instruments, or otherwise incur substantial debt, to complete our Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt instruments, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering, the sale of the Forward Purchase Units and the sale of the Sponsor Warrants and Director Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

The net proceeds from the initial public offering and the sale of the Sponsor Warrants and Director Warrants provided us with $4,026,337,800, plus an additional $1,006,000,000 to $3,006,000,000 from the sale of the Forward Purchase Units, will be available to complete our business combination and pay related fees and expenses (which includes $56,250,000 for the payment of deferred underwriting commissions). The amount available to us may be less in the event of redemptions.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are likely to attempt to complete our Initial Business Combination with a private company about which little information is publicly available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Initial Business Combination strategy, we are likely to seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in our Initial Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may have limited influence over or control of a target business after our Initial Business Combination.

We anticipate structuring our Initial Business Combination so that our stockholders (including our Sponsor, the Forward Purchasers, and our Public Stockholders) will own a minority stake in the post-combination business, which post-combination business we anticipate will own or acquire 100% of the equity interests or assets of the target business or businesses. However, we may structure our Initial Business Combination so that the post-combination business in which our Public Stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-combination business owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the target company’s stock than we initially acquired. Given that we intend to acquire a minority stake, and based on the foregoing factors, our management may have limited ability to influence or control the target business. We cannot provide assurance that we will have sufficient influence to ensure that management of the target business will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, other than the requirement we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete our Initial Business Combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing documents in a manner that will make it easier for us to complete our Initial Business Combination but that our stockholders or warrant holders may not support.

In order to effectuate our Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate their Initial Business Combinations and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending the provisions of our amended and restated certificate of incorporation relating to certain pre-business combination activity and will require the affirmative vote of 65% of the voting power of our outstanding common stock. Amending the warrant agreement governing our Redeemable Warrants and Forward Purchase Warrants will require the vote of holders of at least 65% of the outstanding warrants. Pursuant to the warrant agreement, prior to our Initial Business Combination, the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement, except with respect to certain provisions relating solely to the transfer of Forward Purchase Securities. In addition, our amended and restated certificate of incorporation requires us to provide our Public Stockholders with the opportunity to redeemed their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation to extend the time to consummate our Initial Business Combination, or seek other amendments to our governing document or warrant agreement in order to effectuate our Initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) including an amendment to permit us to withdraw funds from the trust account such that the per-share amount investors receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the affirmative vote of 65% of our outstanding common stock, and Forward Purchasers may purchase their shares prior to our Initial Business Combination and participate in such vote. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of our Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of the initial public offering and certain proceeds of the sale of the Sponsor Warrants and Director Warrants into the trust account and not release such amounts except in specified circumstances, to provide redemption rights to Public Stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per-share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended by the affirmative vote of 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the same standard. Any changes to the provision granting the holders of our Class B Common Stock the exclusive right to elect or remove directors prior to our Initial Business Combination must be approved by the affirmative vote of 90% of our outstanding common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities (other than the Forward Purchase Securities) that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, who holds our Class B Common Stock will have, in the aggregate, 20.0% of the voting power of our outstanding common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose except as otherwise required by the Letter Agreement. In addition, the Forward Purchasers may elect to acquire Forward Purchase Units in advance of our Initial Business Combination and be able to participate in any such vote to amend our amended and restated certificate of incorporation and/or trust agreement. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, directors and officers have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (ii) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (iii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to have their Public Shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then-outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, the Letter Agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, directors or officers for any breach of the Letter Agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

While our Sponsor may not propose any of the amendments described in the prior paragraph, our Sponsor may vote to approve such amendments, as may the Forward Purchasers if any Forward Purchase Units have been issued as of the record date for such a vote. If no Forward Purchase Units have been issued as of such time, and our Sponsor votes its Class B Common Stock in favor of such matter requiring the approval of 65% of our outstanding common stock, we would need approximately 56.3% of the Public Shares to be voted in favor of such amendment for it to be approved. If the Forward Purchasers were to vote as recommended by us on a matter submitted to our stockholders for their approval, it would substantially increase the likelihood that any such matter would receive the requisite stockholder approval. For example, if the Forward Purchasers acquired all 50,000,000 of the Committed Forward Purchase Units prior to the record date for a stockholder vote on such an amendment and were to vote their Forward Purchase Shares in favor of such transaction, in addition to the voting power of such Forward Purchase Shares and the Class B Common Stock held by our Sponsor, we would need approximately 47.5% of the Public Shares to be voted in favor of such amendment for it to be approved. If, prior to such record date, the Forward Purchasers acquired the total 150,000,000 Forward Purchase Units represented by the committed forward purchase and the additional forward purchase, in addition to the voting power of such Forward Purchase Shares and the Class B Common Stock held by our Sponsor, we would need approximately 30% of the Public Shares to be voted in favor of such amendment for it to be approved. Each of the foregoing examples assumes that our Sponsor, officers and directors do not acquire any other Public Shares and that all outstanding shares are voted. The amount of the additional forward purchase may be increased by mutual agreement of us and the Forward Purchasers, which could further diminish the influence and/or control of our Public Stockholders. In addition, the Director Forward Purchasers may acquire and be able to vote up to 300,000 Forward Purchase Shares prior to the Initial Business Combination, representing approximately 0.1% of the voting power of the outstanding common stock in the above scenarios.

Certain agreements related to the initial public offering may be amended without stockholder approval.

Each of the agreements related to the initial public offering to which we are a party, other than the warrant agreements and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the Letter Agreement among us and our Sponsor, officers, directors and the Forward Purchasers; the registration rights agreement between us, our Sponsor, the Forward Purchasers, and our independent directors; the Forward Purchase Agreement among us and the Forward Purchasers; the Director Forward Purchase Agreement among us and certain of our independent directors; the Sponsor Warrant purchase agreement between us and our Sponsor; the Director Warrant purchase agreement between us and our independent directors; and the promissory note between us and our Sponsor. These agreements contain various provisions that our Public Stockholders might deem to be material. For example, certain of these agreements contain certain lock-up and transfer restriction provisions with respect to our Class B Common Stock, Forward Purchase Securities, Sponsor Warrants, Director Warrants, any shares of common stock issuable upon the exercise or conversion thereof, and certain other securities held by our Sponsor, officers, directors and the Forward Purchasers. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Initial Business Combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such Initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our Initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in certain stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds from the initial public offering and the private placement of the Sponsor Warrants, Director Warrants and the Forward Purchase Units will be sufficient to allow us to complete our Initial Business Combination, because we have not concluded a definitive agreement with respect to a prospective target business, we cannot ascertain the capital requirements for any particular transaction. See “Risk Factors – Any current work on a potential Initial Business Combination does not guarantee an immediate or timely deal announcement.” If the net proceeds of the initial public offering and the private placement of the Sponsor Warrants, the Director Warrants and the Forward Purchase Units prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds due to the search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our Initial Business Combination, our Public Stockholders may receive only approximately $20.00 per share, or less in certain circumstances, plus any pro-rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account, our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors (except with respect to the purchase of $6,000,000 of Forward Purchase Units by certain of our independent directors) or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Sponsor, as the holder of our Class B Common Stock, holds 20.0% of the voting power of our issued and outstanding common stock. Accordingly, our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor or its affiliates purchase additional Public Shares on the NYSE or in privately negotiated transactions, this would increase the influence of such parties. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, prior to our Initial Business Combination, our directors may be elected and removed only by the vote of the holders of our Class B Common Stock. Accordingly, our Sponsor will continue to exert control at least until the completion of our Initial Business Combination. In addition, if the Forward Purchasers elect to purchase Forward Purchase Units prior to our Initial Business Combination, and vote their Forward Purchase Shares in favor of any matter submitted to our stockholder for approval, although they have no obligation to vote with our Sponsor or as recommended by us, their ability to do so could also exert a substantial influence on actions requiring a stockholder vote.

For example, if the Forward Purchasers acquired all 50,000,000 of the Committed Forward Purchase Units prior to the record date for a stockholder vote on our Initial Business Combination and were to vote their Forward Purchase Shares in favor of such transaction, in addition to the voting power of such Forward Purchase Shares and the Class B Common Stock held by our Sponsor, we would need approximately 25.0% of the Public Shares to be voted in favor of a transaction for it to be approved. If, prior to such record date, the Forward Purchasers acquired the total 150,000,000 Forward Purchase Units represented by the committed forward purchase and the additional forward purchase, our Sponsor and the Forward Purchasers would together effectively control the outcome of such vote. With respect to certain amendments to our amended and restated certificate of incorporation that require the approval of 65% of the outstanding common stock, assuming the Forward Purchasers and our Sponsor vote in favor of such an amendment, the approval of such amendment would require (i) the vote of approximately 47.5%, if only the Committed Forward Purchase Units have been issued, and (ii) the vote of approximately 30%, if the Committed Forward Purchase Units and all Additional Forward Purchase Units have been issued. Each of the foregoing examples assumes that our Sponsor, officers and directors do not acquire any other shares of Class A Common Stock and that all outstanding shares are voted. The amount of the additional forward purchase may be increased by mutual agreement of us and the Forward Purchasers, which could further diminish the influence and/or control of our Public Stockholders. In addition, the Director Forward Purchasers may acquire and be able to vote up to 300,000 Forward Purchase Shares prior to the Initial Business Combination, representing approximately 0.1% of the voting power of the outstanding common stock in the above scenarios.

We may amend the terms of the Redeemable Warrants and Forward Purchase Warrants in a manner that may be adverse to holders of such warrants with the approval by the holders of at least 65% of the outstanding Distributable Redeemable Warrants (prior to our Initial Business Combination) and at least 65% of the outstanding Redeemable Warrants and Forward Purchase Warrants (following our Initial Business Combination). As a result, the exercise price of such warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of such a warrant could be decreased, all without your approval.

Our Redeemable Warrants and Forward Purchase Warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of such warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires approval by the holders of at least 65% of the outstanding Redeemable Warrants. Pursuant to the warrant agreement, prior to our Initial Business Combination, the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement, except with respect to certain provisions relating solely to the transfer of Forward Purchase Securities. Accordingly, we may amend the terms of such warrants in a manner adverse to a holder if holders of at least 65% of the outstanding Redeemable Warrants and, as applicable, Forward Purchase Warrants, approve of such amendment. Our ability to amend the terms of such warrants includes, but is not limited to, amendments to increase the exercise price, convert such warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of such a warrant. Prior to our Initial Business Combination, there will be 22,222,222 Distributable Redeemable Warrants outstanding, and only such warrants will be able to vote on amendments to the warrant agreement. Following our Initial Business Combination, there will be 66,666,666 Redeemable Warrants outstanding (including the 44,444,444 Distributable Tontine Redeemable Warrants issued in connection with our Initial Business Combination), and (i) if only the Committed Forward Purchase Units have been issued, 16,666,666 Forward Purchase Warrants outstanding and (ii) if the entire amount of the Additional Forward Purchase Units have been issued, 50,000,000 Forward Purchase Warrants outstanding, all of which will have the right to vote on amendments to the warrant agreement. Accordingly, following our Initial Business Combination, the Forward Purchasers will hold between 20.0% and 42.9% of the outstanding amount of redeemable and Forward Purchase Warrants, potentially giving the Forward Purchasers substantial influence over any vote to amend the warrant agreement. If we and the Forward Purchasers determine, by mutual agreement, to increase the number of Additional Forward Purchase Units, the voting power of the Forward Purchasers with respect to the warrant agreement will be correspondingly greater. In addition, the Director Forward Purchasers will have the ability to vote 100,000 Forward Purchase Warrants on amendments to the warrant agreement following our Initial Business Combination. The above descriptions of voting power in each case assume that no Redeemable Warrants or Forward Purchase Warrants have been exercised.

We may redeem your unexpired Redeemable Warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We have the ability to redeem outstanding Redeemable Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reference value of our shares of Class A Common Stock equals or exceeds $36.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like). If and when the Redeemable Warrants become redeemable by us, we may not exercise our redemption right unless (i) a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period, or (ii) if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. We may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Redeemable Warrants could force you (i) to exercise your Redeemable Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Redeemable Warrants at the then-current market price when you might otherwise wish to hold your Redeemable Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Redeemable Warrants are called for redemption, is likely to be substantially less than the market value of your Redeemable Warrants.

In addition, we have the ability to redeem the outstanding Redeemable Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the reference value equals or exceeds $20.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their Redeemable Warrants prior to redemption for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our shares of Class A Common Stock. This provision could result in the warrant holders receiving less value than they may have been able to obtain if we had not called the warrants for redemption. For example, if we choose to redeem the warrants when the trading price of our shares of Class A Common Stock is less than the exercise price of the warrants, the value warrant holders receive upon exercise may be less than the value they could have received if they were able to wait to exercise until a later time when the trading price of our shares of Class A Common Stock could be higher. In other circumstances, including when our shares of Class A Common Stock has a higher trading price, the amount received by exercising warrant holders pursuant to this provision may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.3611 shares of Class A Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our Forward Purchase Units, Redeemable Warrants, Sponsor Warrants and Director Warrants may have an adverse effect on the market price of our shares of Class A Common Stock and make it more difficult to effectuate our Initial Business Combination.

We have entered into a Forward Purchase Agreement with the Forward Purchasers pursuant to which they have agreed to purchase at least $1,000,000,000, and up to an additional $2,000,000,000, of Forward Purchase Units, for an aggregate investment of up to $3,000,000,000 (or such greater amount of Additional Forward Purchase Units as mutually agreed upon by us). In addition, certain of our independent directors have agreed to purchase an aggregate of $6,000,000 of Forward Purchase Units. Each Forward Purchase Unit is composed of one share of Class A Common Stock and one-third of one warrant, at a price of $20.00 per Forward Purchase Unit. Purchases of the Forward Purchase Units will take place in one or more private placements at any time prior to, and no later than simultaneously with, the closing of our Initial Business Combination. If we do not complete an Initial Business Combination, the Forward Purchasers will lose the investment opportunity presented by the Forward Purchase Agreement.

We issued Distributable Redeemable Warrants to purchase 22,222,222 shares of our Class A Common Stock as part of the units sold in the initial public offering, and will be distributing Distributable Tontine Redeemable Warrants to purchase 44,444,444 shares of our Class A Common Stock in connection with the closing of our Initial Business Combination, each exercisable for one share of Class A Common Stock at an exercise price of $23.00 per share. In addition, no later than simultaneously with the consummation of our Initial Business Combination, Forward Purchase Warrants to purchase at least 16,666,666 shares of Class A Common Stock will be issued pursuant to the Forward Purchase Agreement (as part of the Committed Forward Purchase Units) and as many as 50,000,000 shares of Class A Common Stock (or such greater amount as mutually agreed upon by us) if the Forward Purchasers elect to purchase the full amount of Additional Forward Purchase Units. In a private placement simultaneously with the closing of the initial public offering, our Sponsor purchased Sponsor Warrants constituting 5.95% of the common shares of the post-combination business on a fully diluted basis, with an exercise price equal to $24.00 per share of the post-combination business, and our directors purchased an aggregate amount of $2,837,500 of Director Warrants, exercisable for approximately 0.26% of the common share capital of the post-combination business on a fully diluted basis, with an exercise price equal to $24.00 per share of the post-combination business.

The potential for the issuance of a substantial number of additional shares of Class A Common Stock upon the issuance or exercise of these securities could make us a less attractive business combination vehicle to a target business. Any issuance of Forward Purchase Units or exercise of Forward Purchase Warrants or Redeemable Warrants will increase the number of issued and outstanding shares of our Class A Common Stock, and may reduce the value of the shares of Class A Common Stock issued, if any, to complete our Initial Business Combination. In addition, if stockholders of a target company are to remain stockholders in the post-combination business, the exercise of any of our warrants would reduce the ownership interest maintained in the post-combination business by such stockholders of the target company. Therefore, our warrants may make it more difficult to effectuate our Initial Business Combination or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

If (i) we issue additional shares of Class A Common Stock, equity-linked securities or any other instrument that is convertible or exercisable into, or exchangeable for, our shares of Class A Common Stock for capital raising purposes in connection with the closing of our Initial Business Combination at an issue price or effective issue price of less than $18.40 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by our board of directors) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances, the initial public offering, the sale of the Forward Purchase Units and any interest thereon, net of redemptions) that are available for the funding of our Initial Business Combination on the date of the consummation thereof and (iii) the daily volume-weighted average trading price of our shares of Class A Common Stock during the 20-trading-day period starting on the trading day prior to the date on which we consummate our Initial Business Combination (such price, the “Market Value”) is below $18.40 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $36.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $20.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% of the higher of the Market Value and the Newly Issued Price. By lowering the price at which warrant holders may exercise, this provision may make it more difficult for us to consummate an Initial Business Combination with a target business.

The determination of the offering price of our units and the size of the initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there had been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the initial public offering, management held customary organizational meetings with the representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the initial public offering, prices and terms of the units, including the Class A Common Stock and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the initial public offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our Initial Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (GAAP), or international financial reporting standards (IFRS) as issued by the International Accounting Standards Board. Depending on the circumstances, the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the Combination Period.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing our Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we are not required to comply with such independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will take all necessary corporate action to ensure that our Sponsor, its affiliates, and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This exclusive provision forum will not apply to suits arising under the Exchange Act or any other claim for which federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

In recent state court cases, including the March 2020 Delaware Supreme Court decision in Salzburg et al. v. Sciabacucchi, exclusive forum provision providing for claims under the Securities Act to be brought in federal court have been found to be facially valid, including under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain our principal executive offices at 787 Eleventh Avenue, 9th Floor, New York, NY 10019. The space is provided to us at no cost by Pershing Square Capital Management, L.P., an entity affiliated with our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To our knowledge, there is no litigation currently pending against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and warrants are traded separately on the NYSE under the symbols “PSTH” and “PSTH.WS”, respectively.

Holders

As of March 30, 2021, there was one holder of record of our Class A Common stock, one holder of record our Class B Common Stock, one holder of record of our public warrants, one holder of record of our Sponsor Warrants, and five holder of record of our Director Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Performance Graph

The graph below compares the cumulative total return for our Class A Common Stock from September 11, 2020 (the first day on which our Class A Common Stock detached from our units and started trading separately on the NYSE) through December 31, 2020 with the comparable cumulative return of two indices: the S&P 500 Index and the Russell 2000 Index. The graph assumes $100 invested on September 11, 2020 in each of our Class A Common Stock and the two indices presented.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2020 and should be read with our financial statements, which are included in this Report:

For the period from May 4, 2020 (inception) through December 31, 2020
Income Statement Data:
Loss from operations	$(2,831,597)
Income earned in trust account	1,690,454
Net loss	(1,430,298)

December 31, 2020
Balance Sheet Data:
Cash and cash equivalents	$25,348,287
Cash and marketable securities held in trust account	4,001,690,454
Total assets	4,029,640,433
Total liabilities	57,831,418
Class A common stock subject to possible redemption	3,966,809,006
Total stockholders’ equity	5,000,009

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target. We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering and the private placements of the Sponsor Warrants, Director Warrants and Forward Purchase Units, our capital stock, debt or a combination of cash, stock and debt. Our Initial Business Combination will be a negotiated transaction, not a hostile takeover.

The issuance of additional shares of our stock in a business combination, including the Forward Purchase Securities:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our shares of Class A Common Stock and/or Redeemable Warrants.

Similarly, if we issue debt instruments or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to repay our debt obligations;

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

Results of Operations

All activities through December 31, 2020 were related to the Company’s organizational activities, preparation for the Company’s initial public offering, and subsequently, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of interest and dividends on cash and cash equivalents, and marketable securities held in the trust account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the period from May 4, 2020 (inception) through December 31, 2020, we had a net loss of $1,430,298, which consisted of legal, insurance, research, franchise tax and other expenses totaling $2,833,025 and a provision for income taxes of $289,155, offset by interest and dividends earned on marketable securities held in the trust account and operating account of $1,509,419, and an unrealized gains on marketable securities held in the trust account of $182,463.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the consummation of the initial public offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note covering expenses related to the initial public offering. The loan was repaid in full on July 24, 2020, inclusive of interest.

On July 24, 2020, we consummated the initial public offering of 200,000,000 Units, at $20.00 per unit, generating gross proceeds of $4,000,000,000. Simultaneously with the closing of the initial public offering, we consummated a $67,837,500 sale of Sponsor Warrants and Director Warrants in private placements.

Following the initial public offering and the private placements of Sponsor Warrants and Director Warrants, a total of $4,000,000,000 was placed into the trust account. We incurred $94,623,187 in offering costs, including $35,000,000 of underwriting fees, $56,250,000 of deferred underwriting fees and $3,373,187 of other offering costs. The per share amount to be distributed to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting fees (further discussed below).

As of December 31, 2020, we had an unrestricted cash balance of $25,348,287 in the operating account, held outside the trust account to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,001,690,454. Interest and dividend income earned on the balance in the trust account will be used by us to pay taxes on such income. During the period from May 4, 2020 (inception) through December 31, 2020, we did not withdraw any interest or dividends earned on the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest and dividends earned on the trust account (less taxes payable and deferred underwriting fees), and the proceeds from the sale of the Forward Purchase Units to complete an Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be needed. If we complete the Initial Business Combination, we would repay such loaned amounts. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2020.

The underwriters are entitled to a deferred fee of $0.28 per Unit, or $56,250,000 in the aggregate. The aggregate deferred underwriting fees includes (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $30,000,000 (a deferral of $12,500,000), plus (ii) a 2.0% rate applied to the gross offering proceeds, subject to a $56,250,000 cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the trust account paid in connection with the redemption rights of Public Stockholders, together with the amount of capital raised in private placements in connection with the Initial Business Combination from investors other than Sponsor or its affiliates (the “Net Redemptions”), results in us having less than $2,000,000,000 of cash available upon consummation of the Initial Business Combination, only 25% of the aggregate deferred underwriting fees will be payable. If such amount of cash available is $2,000,000,000 or greater, 50% of the aggregate deferred underwriting fees will be payable, and the remaining 50% of the aggregate deferred underwriting fees will be subject to a pro-rata reduction based on the amount of Net Redemptions as a percentage of the total public proceeds of the initial public offering. The deferred underwriting fees will be waived by the underwriters solely in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 198,270,991 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income / (Loss) per Common Share

We apply the two-class method of calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic income / (loss) per common share since such shares, if redeemed, only participate in their pro-rata share of the trust account earnings. Our net income / (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Off-Balance Sheet Arrangements.

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering and the private placements of the Sponsor Warrants and Director Warrants that are held in the trust account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less proceeds held in the trust account than initially deposited.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
William Ackman	54	Chairman and Chief Executive Officer; Director
Ben Hakim	45	President
Michael Gonnella	40	Chief Financial Officer
Steve Stefo Milankov	47	Corporate Secretary
Lisa Gersh	61	Director
Michael Ovitz	73	Director
Jacqueline D. Reses	50	Director
Joseph S. Steinberg	76	Director

William Ackman serves as our Chairman and Chief Executive Officer. Mr. Ackman founded Pershing Square in 2003, and is principally responsible for its investment policies and implementation. Mr. Ackman has spent 28 years in the investment management industry. Prior to forming Pershing Square, he co-founded Gotham Partners Management Co., LLC, an investment adviser that managed public and private equity portfolios. Mr. Ackman is currently Chairman of the Board of the Howard Hughes Corporation, and a member of the Investment Advisory Committee of the Federal Reserve Bank of NY. Mr. Ackman received his Bachelor of Arts degree from Harvard College, where he graduated magna cum laude, and received his Masters in Business Administration from Harvard Business School.

Ben Hakim serves as our President. Mr. Hakim is a partner at Pershing Square and joined the investment team in 2012. Mr. Hakim was previously a Senior Managing Director at The Blackstone Group, where he worked in the Mergers & Acquisitions group for 13 years. Mr. Hakim received his Bachelor of Science from Cornell University in 1997.

Michael Gonnella serves as our Chief Financial Officer. Mr. Gonnella is the Chief Financial Officer and a partner at Pershing Square. Prior to his appointment as Pershing Square’s Chief Financial Officer in 2017, he served as senior controller of Pershing Square since joining the firm in 2005. Mr. Gonnella received his Bachelor of Science from Seton Hall University in 2002.

Steve Stefo Milankov serves as our Corporate Secretary. Mr. Milankov is Assistant General Counsel and a partner at Pershing Square. Prior to his appointment as Pershing Square’s Assistant General Counsel, he served as Senior Trading Counsel of Pershing Square since joining the firm in 2013. Mr. Milankov received his Joint MBA and Law degrees from McGill University in 2000. Mr. Milankov worked at the law firm Clifford Chance LLP and most recently at Société Générale prior to joining Pershing Square.

Lisa Gersh serves as a member of our board of directors. Ms. Gersh co-founded Oxygen Media (“Oxygen”) in 1999 and remained its President and Chief Operating Officer until the company’s sale to NBC in 2007 for $925 million. Oxygen was the first-ever multi-platform brand and created content for women, by women, and reached 74 million homes at the time of its sale. Following the sale of Oxygen, Ms. Gersh joined NBC and spearheaded NBC’s acquisition of the Weather Channel, serving briefly as its interim Chief Executive Officer. Also at NBC, Ms. Gersh launched Education Nation, a transformative education initiative that established NBC as the media authority on education. In 2011, Ms. Gersh took over the operations of Martha Stewart Living Omnimedia, Inc. (“Martha Stewart”), first as President and later as its Chief Executive Officer. During her tenure, Ms. Gersh rebranded Martha Stewart, materially reduced its operating expenses, and returned the company to profitability. In 2014, Ms. Gersh transformed Gwyneth Paltrow’s blog, Goop, Inc. (“Goop”), into the first contextual commerce brand. In the process of taking Goop from a collection of recommendations to a freestanding brand, Ms. Gersh oversaw, among other things, the launch of Goop’s e-commerce store, skincare and fashion lines, and created Goop’s pop-up retail strategy. In 2017, Ms. Gersh was named Chief Executive Officer of Alexander Wang, a global fashion brand based in New York City. A graduate of Rutgers Law School, Ms. Gersh began her career as a lawyer, first as a litigation associate at Debevoise & Plimpton LLP, and then as a Partner at Friedman, Kaplan, Seiler & Adelman LLP, a boutique law firm specializing in complex litigation and commercial transactions, which Ms. Gersh co-founded, and which today has more than 50 lawyers. Currently, Ms. Gersh sits on the board of directors of Hasbro, Inc., where she chairs the Compensation Committee, and Establishment Labs Holdings Inc., where she chairs the Nomination and Governance Committee. She also serves on the board of directors of the Bail Project, Inc. and the Samsung Retail Advisory Board. Ms. Gersh previously served on the board of directors of comScore, Inc.

Michael Ovitz serves as a member of our board of directors. Mr. Ovitz co-founded Creative Artists Agency (CAA) in 1974 and served as its Chairman until 1995. Over that 20-year period, he grew the agency from a start-up organization to the world’s leading talent agency, representing more than 1,000 of the most notable actors, directors, musicians, screenwriters and other personalities in the entertainment industry, including Martin Scorsese, Sean Connery, Robert Redford, Paul Newman, Robert DeNiro, Al Pacino, Bill Murray, Dustin Hoffman, Steven Spielberg, David Letterman, Meryl Streep, Barbara Streisand, Michael Crichton and Michael Jackson. In his journey from the mailroom to the executive suite, Mr. Ovitz launched the most powerful agency in the world (to date), sold three major Hollywood studios, executed all marketing and advertising for The Coca-Cola Company (including creating the Polar Bear Campaign) and was at the forefront of the digital revolution, making alliances with Intel Corporation and other early Silicon Valley companies. Mr. Ovitz also served as President of the Walt Disney Company, from October 1995 to January 1997. In 2010, Mr. Ovitz founded the venture capital fund Broad Beach Ventures LLC, a portfolio of over fifty companies. He has been a senior advisor to Palantir Technologies for over 10 years and has invested in and advised companies from startups to black swans. He was instrumental in the creation of venture capital firm Andreessen Horowitz and frequently consults for Founders Fund, 8VC and many other firms. In 2018, Mr. Ovitz wrote and published his memoir Who Is Michael Ovitz?, which was on the long list for The Financial Times and McKinsey Business Book of the Year Award. Mr. Ovitz is a graduate of University of California, Los Angeles and helped rebuild the UCLA Medical Center in 1997 while serving as its Chairman for over a decade. Mr. Ovitz is also a notable art collector and serves on The Board of Trustees at The Museum of Modern Art in New York City.

Jacqueline D. Reses serves as a member of our board of directors. Ms. Reses previously served as Executive Chairman of Square Financial Services LLC and Capital Lead at Square, Inc., a publicly traded financial services company which provides payments, point of sale, and cashflow management services to small businesses and consumers, from October 2015 until October 2020. From February 2016 to July 2018, Ms. Reses also served as People Lead for Square, Inc. From September 2012 to October 2015, Ms. Reses served as Chief Development Officer of Yahoo! Inc. In this role, she focused on leading partnership, acquisitions and investments, significant corporate tax transactions, as well as human resources. Prior to Yahoo, MS. Reses led the U.S. media group as a Partner at Apax Partners Worldwide LLP, a global private equity firm, which she joined in 2001. Ms. Reses serves on the board of directors of ContextLogic Inc., Affirm Inc and several private companies. Ms. Reses is also the Chair of Economic Advisory Council of the Federal Reserve Bank of San Francisco. Ms. Reses previously served on the board of directors of Social Capital Hedosophia Holdings Corp. III, Alibaba Group Holdings Limited, and Social Capital Hedosophia Holding Corp. Ms. Reses holds a B.S. in Economics with honors from the Wharton School of the University of Pennsylvania.

Joseph S. Steinberg serves as a member of our board of directors. Mr. Steinberg is Chairman of the Board of Directors of Jefferies Financial Group Inc., and, from January 1979 until March 1, 2013, served as President of Leucadia National Corporation (now Jefferies Financial Group Inc.). He has also been a director of Jefferies Group since 2008, Crimson Wine Group since 2013 and served as a director of HomeFed Corporation from August 1998 and Chairman of the Board from December 1999 until its acquisition by Jefferies Financial Group Inc. in 2019. Mr. Steinberg has previously served as a director of Spectrum Brands Holdings, Inc., Mueller Industries, Inc., Fidelity & Guaranty Life and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 40 years as President and a director of Leucadia National Corporation and now as Chairman and a director of Jefferies Financial Group Inc.

Number and Terms of Office of Officers and Directors

Our board of directors consist of five members. We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination.

Our officers are appointed by the board of directors and serve at their discretion, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and governance committee of a listed company be comprised solely of independent directors.

Audit Committee

Jacqueline Reses, Lisa Gersh and Michael Ovitz serve as members of our audit committee, with Jacqueline Reses serving as Chair of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is independent and financially literate, and our board of directors has determined that Jacqueline Reses, the Chair of the audit committee, qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors may have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related-party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Lisa Gersh, Jacqueline Reses and Joseph Steinberg serve as members of our compensation committee, with Lisa Gersh serving as Chair of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent. Each member of the compensation committee is independent. As we are not paying compensation to any employees, and have already determined director compensation, we do not expect the compensation committee will meet for substantive compensation purposes prior to our Initial Business Combination, (other than meeting at least annually for administrative purpose).

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our Sponsor, directors and officers, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of our Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

The charter provides that the compensation committee may, in its sole discretion, obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Governance Committee

Lisa Gersh, Michael Ovitz and Joseph Steinberg serve as members of our nominating and governance committee, with Joseph Steinberg serving as chair of the nominating and governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending corporate governance guidelines to the board of directors and overseeing the implementation of those guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and governance committee will recommend to the board of directors, candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. However, we will not have an annual meeting of stockholders until after we consummate our Initial Business Combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from May 4, 2020 (inception) through December 31, 2020, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed copies of our code of ethics and our audit, compensation and nominating and governance committee charters as exhibits to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Although PSCM is the investment adviser to the Pershing Square Funds, we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target because we intend that our acquisition target will be a privately owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities).

PSCM and its affiliates may form and manage other investment vehicles investing in public companies at any time prior to the announcement of our Initial Business Combination, including, but not limited to, investment vehicles that may invest side-by-side with our company.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Neither the affiliates of our Sponsor nor members of our management team who are employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. However, absent a significant conflict of interest with respect to our pursuit of an acquisition target, we would expect such opportunity to be provided to us, as such potential target company would be a private company.

Each of our directors and officers currently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities (including current or future investment vehicles of our Sponsor) pursuant to which such director or officer is or will be required to present business combination opportunities to such entity. Therefore, our directors and officers may be required to present potential business combinations to the related entities described above before they present such opportunities to us. Accordingly, in the future, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such opportunity to such entity first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Any presentation of such opportunities to entities other than us, or affiliates of our Sponsor, may present additional conflicts.

Although the current and future fiduciary duties or contractual obligations of our directors or officers could materially undermine our ability to complete our business combination, we believe this risk is partly mitigated for the following reasons. As stated above, our Sponsor and its affiliates currently do not make, or are not permitted to make, investments in private companies. Further, each of our directors and officers has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within the Combination Period. With respect to a potential business combination as to which a director may be “interested” or have a potential conflict of interest, we may take steps including, but not limited to, requiring the review of our audit committee pursuant to our related party policy, the recusal of such director with respect to such transaction, the appointment of a committee of independent and disinterested directors, or, as described above, the use of an independent accounting firm to ensure that a potential business combination is fair to our stockholders.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. In addition, we have an investment team comprised of seven members, who are employed by PSCM. While we believe that the investment team members are able to allocate their duties to us and to PSCM amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our Sponsor, directors and officers have agreed to waive their redemption rights with respect to any shares of our Class A Common Stock held by them in connection with the consummation of our Initial Business Combination. If we do not complete our Initial Business Combination within the Combination Period, certain proceeds of the sale of the Sponsor Warrants and Director Warrants held in the trust account will be used to fund the redemption of the Public Shares, and the investment opportunity presented by the Sponsor Warrants, the Director Warrants and the Forward Purchase Securities (with respect to the Forward Purchasers and Director Forward Purchasers) will be lost. With certain limited exceptions in each case, our Class B Common Stock and the Forward Purchase Units will not be transferable, assignable or salable and the shares of Class A Common Stock issuable upon conversion or exercise thereof, as applicable, will not be transferable, assignable or salable until 180 days after the consummation of our Initial Business Combination, and the Sponsor Warrants and Director Warrants will not be exercisable, transferable, assignable or salable until three years after the consummation of our Initial Business Combination. Since our Sponsor, directors and officers may directly or indirectly own common stock and warrants, our Sponsor, directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

•

Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

•

Our Sponsor, directors or officers may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our directors or officers to finance transaction costs in connection with an intended Initial Business Combination.

The conflicts described above are not intended to be exhaustive, and may not be resolved in our favor.

In general, directors and officers of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our directors and officers may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our directors or officers in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing our Initial Business Combination with a company that is affiliated with our Sponsor, our directors or our officers. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an Initial Business Combination is fair to our company from a financial point of view.

In the event that we submit our Initial Business Combination to our Public Stockholders for a vote, our Sponsor, directors, officers and Forward Purchasers have agreed to vote any shares of common stock held by them in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our directors and officers providing contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Item 11. Executive Compensation.

None of our directors or officers has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, directors and officers, or any of their respective affiliates for services rendered prior to or in connection with the completion of our Initial Business Combination. However, these individuals will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, directors or officers, or their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding the beneficial ownership of our common stock as of the date of this Report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors and executive officers who beneficially owns shares of our common stock; and

•	all our directors and executive officers as a group.

To our knowledge, all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except with respect to our Sponsor, the Pershing Square Funds and Mr. Ackman, who have shared investment and voting power with respect to the securities they may be deemed to beneficially own. The following table does not reflect record or beneficial ownership of the Sponsor Warrants, Director Warrants, and, except with respect to our Sponsor, the Pershing Square Funds and Mr. Ackman, does not reflect the Forward Purchase Warrants or Redeemable Warrants, as these warrants are not exercisable within 60 days of the date of this Report.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers: (1)
Pershing Square TH Sponsor, LLC (Our Sponsor)(2)	100	*
Pershing Square Funds(3)(4)	200,000,100	50.0%
William A. Ackman(5)	200,000,100	50.0%
Ben Hakim	—	—
Michael Gonnella	4,500	*
Steve Stefo Milankov	—	—
Lisa Gersh	—	—
Michael Ovitz(6)	250,000	*
Jacqueline Reses(7)	50,000	*
Joseph S. Steinberg(8)	9,375	*
All directors and executive officers as a group (8 individuals)	200,313,975	50.0%

Other 5% Stockholders:
Guggenheim Capital, LLC (9)	22,000,000	11.0%
The Baupost Group, L.L.C. (10)	12,707,924	6.4%
Ontario Teacher’s Pension Plan Board (11)	11,325,000	5.7%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the persons herein is 787 Eleventh Avenue, 9th Floor, New York, New York 10019.
(2)	Interests shown consist solely of Class B Common Stock. Such shares will automatically convert into Class A Common Stock on a one-for-one basis, at the closing of our Initial Business Combination.
(3)

Includes (a) 50,000,000 Committed Forward Purchase Units, (b) 100,000,000 Additional Forward Purchase Units, and (c) 100 shares of Class B Common Stock, which have aggregate voting power equal to 50,000,000 shares of Class A Common Stock, and automatically convert into Class A Common Stock on a one-for-one basis (that is, 100 shares of Class A Common Stock) upon (and no earlier than) our Initial Business Combination. Therefore, after the Initial Business Combination, the then-converted Class B Common Shares will not have the 20% voting feature. Each Forward Purchase Unit is comprised of one share of Class A Common Stock and one-third of one warrant to purchase a share of Class A Common Stock, and the Forward Purchase Units in aggregate are comprised of 150,000,000 shares of Class A Common Stock, and warrants to purchase 50,000,000 shares of Class A Common Stock. The Pershing Square Funds are obligated to purchase the Committed Forward Purchase Units, and may elect to purchase up to the total number of Additional Forward Purchase Units, in one or more private placements to occur no later than simultaneously with our Initial Business Combination. The warrants included in Forward Purchase Units have an exercise price of $23.00 per share and are exercisable upon the later of (i) July 24, 2021 and (ii) 30 days following the consummation of our Initial Business Combination. As of the date of this filing, the Pershing Square Funds have not purchased any Forward Purchase Units.

(4)

The Pershing Square Funds may be deemed to be the beneficial owners of such securities in their capacity as the Forward Purchasers, and as the members of our Sponsor, and have shared voting and investment power with respect to such securities.

(5)

Mr. Ackman may be deemed to be the beneficial owner of such securities by virtue of his position as Chief Executive Officer of PSCM, the manager of our Sponsor, as well as the investment advisor to each of Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd., and as managing member of PS Management GP, LLC, a Delaware limited liability company, as to which voting and investment power is shared. Mr. Ackman disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(6)

Pursuant to the director forward purchase agreement, Mr. Ovitz has agreed to purchase 250,000 Forward Purchase Units (each of which includes one share of Class A Common Stock). Mr. Ovitz is obligated to purchase such Forward Purchase Units no later than simultaneously with the closing of our Initial Business Combination, and may do so at any time prior thereto at his election.

(7)

Pursuant to the director forward purchase agreement, Ms. Reses has agreed to purchase 50,000 Forward Purchase Units (each of which includes one share of Class A Common Stock). Ms. Reses is obligated to purchase such Forward Purchase Units no later than simultaneously with the closing of our Initial Business Combination, and may do so at any time prior thereto at her election.

(8)	Reflects 9,375 shares of Class A Common Stock that Mr. Steinberg purchased through a charity trust—Joseph S. and Diane H. Steinberg Charitable Trust.
(9)

Based upon the Schedule 13G filed by Guggenheim Partners, LLC with the SEC on August 10[2], 2020. Beneficial ownership of these shares is shared among Guggenheim Partners, LLC, Guggenheim Capital, LLC and Security Investors LLC. The business address of Guggenheim Partners, LLC is 227 West Monroe Street, Chicago, IL 60606.

(10)

Based upon the Schedule 13G filed by The Baupost Group, L.L.C. with the SEC on February 12, 2021. The business address of The Baupost Group, L.L.C. is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

(11)

Based upon the Schedule 13G filed by Ontario Teachers’ Pension Plan Board with the SEC on February 12, 2021. The business address of Ontario Teachers’ Pension Plan Board is 5650 Yonge Street, 3rd Floor, Toronto, Ontario, Canada M2M 4H5.

Our Sponsor has 20.0% of the voting power of the outstanding shares of our common stock through ownership of the Class B shares. Because the voting power held by each share of Class B Common Stock will not be adjusted upon the issuance of any Forward Purchase Units, our Sponsor will have less than 20.0% of the voting power of the outstanding shares of our common stock. Our Sponsor has the right to elect all of our directors prior to our Initial Business Combination. Accordingly, our Sponsor and Forward Purchasers (if they exercise their right to purchase Forward Purchase Units prior to a vote) may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our Initial Business Combination.

Our Sponsor, directors, officers and Forward Purchasers have agreed (i) to vote any shares of common stock owned by them in favor of any proposed business combination and (ii) not to redeem any shares of common stock owned by them in connection with a stockholder vote to approve a proposed Initial Business Combination.

Our Sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 7, 2020, our Sponsor acquired 100 shares of Class B Common Stock in exchange for a capital contribution of $25,000, or $250 per share. Upon completion of the initial public offering, the Sponsor holds 20.0% of the voting power of our outstanding common stock. Because the voting power held by each share of Class B Common Stock will not be adjusted upon the issuance of any Forward Purchase Units, our Sponsor will have less than 20.0% of the voting power of the outstanding shares of our common stock. Our Class B Common Stock (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor may, in its discretion, transfer, directly or indirectly, its Class B Common Stock (including the Class A Common Stock issued upon conversion thereof) to any Affiliate Transferee, subject to compliance with applicable securities laws.

Concurrently with our initial public offering, our Sponsor purchased Sponsor Warrants in a private placement for a purchase price of $65,000,000. The purchase price was determined by the company, in consultation with a third-party, nationally recognized valuation firm, to be the fair market value of the Sponsor Warrants.

The nature of the valuation process used to value the Sponsor Warrants is inherently uncertain and imprecise. The Sponsor Warrants’ price was not determined in a negotiation between arm’s-length third parties, which, had it occurred, may have resulted in a higher or lower valuation and more or less favorable terms. Although we do not know what prices and terms would have resulted from a negotiation between arm’s-length third parties, we believe that the purchase price of the Sponsor Warrants reflects fair market value.

The Sponsor Warrants will generally not be salable, transferable or exercisable until three years after the date of our Initial Business Combination. The Sponsor Warrants will be exercisable, in whole or in part, for that number of shares constituting 5.95% of the common stock of the post-combination business on a fully diluted basis as of the time immediately following the Initial Business Combination, at an exercise price equal to $24.00 per common share of the post-combination business. The term “fully diluted basis” means the number of shares deemed to be outstanding at such time and will include the gross number of shares issuable upon the exercise of the Redeemable Warrants, the Forward Purchase Warrants, the Sponsor Warrants, the Director Warrants and any other warrants or options of the company, as well as the gross number of shares underlying any other instrument, whether debt or otherwise, that is convertible or exercisable into or exchangeable for, or that tracks the performance of, shares of common stock (including any equity or equity-based award), in each case without regard to whether such warrant, option or instrument is then exercisable or convertible or “in-the-money,” and without regard as to whether fewer shares of common stock may actually be issued as a result of any “cashless” or “net exercise” procedure. The Sponsor Warrants has been issued pursuant to a Sponsor Warrant agreement between us and Continental Stock Transfer & Trust Company, as warrant agent.

The Sponsor Warrants will not be redeemable by us (other than as may be required in connection with a merger where the holders receive consideration other than common stock) and will be exercisable, in whole or in part, on a cash or cashless basis beginning three years after the consummation of our Initial Business Combination. The Sponsor Warrants will have a term of 10 years from the consummation of our Initial Business Combination. The Sponsor Warrants will be subject to certain transfer restrictions until the date that is three years after the consummation of our Initial Business Combination. We have granted certain registration rights to our Sponsor, its permitted transferees and any holders of the Sponsor Warrants or the shares issuable upon conversion thereof, as provided in the Registration Rights Agreement, which will permit such securities to be sold on the public market when the lock-up period ends, three years after the date on which we consummate our Initial Business Combination.

Also concurrently with our initial public offering, each of our directors, other than Mr. Ackman, purchased an aggregate of $2,837,500 of Director Warrants in a private placement. The Director Warrants have terms identical to the Sponsor Warrants such that the aggregate amount will be exercisable for 0.26% of the common stock of the post-combination business (on a fully diluted basis). The Sponsor Warrants and the aggregate amount of the Director Warrants will be exercisable, in the aggregate, for that number of shares equal to approximately 6.21% of the common stock of the post-combination business on a fully diluted basis. The Director Warrants will be subject to certain transfer restrictions until the date that is three years after the consummation of our Initial Business Combination. We have granted certain registration rights to our directors and their permitted transferees and any holders of the Director Warrants or the shares issuable upon conversion thereof, as provided in the Registration Rights Agreement, which permits such securities to be sold on the public market when the lock-up period ends.

Until three years after our Initial Business Combination, (i) our Sponsor will be permitted to transfer the Sponsor Warrants only to Affiliate Transferees and (ii) any director owning a Director Warrant will be permitted to transfer such warrant only to our Sponsor, other directors or Affiliate Transferees, with limited exceptions in each case, with any such transferee being subject to the same agreements with respect to such securities as the transferor. Otherwise, the Sponsor Warrants and Director Warrants will generally not be salable, transferable or exercisable until three years after the completion of our business combination. The Sponsor Warrants and Director Warrants will not be redeemable by us and will be exercisable, in whole or in part, on a cash or cashless basis.

Of the proceeds from the sale of the Sponsor Warrants and Director Warrants, $35,000,000 was deposited in the trust account, and the remainder is held outside of the trust account and used to pay expenses in connection with the initial public offering and a potential Initial Business Combination.

Pursuant to the Forward Purchase Agreement, the Forward Purchasers have agreed to purchase an aggregate of $1,000,000,000 of Committed Forward Purchase Units, which will have a purchase price of $20.00 and consist of one share of Class A Common Stock and one-third of one redeemable warrant. The purchase of the 50,000,000 Committed Forward Purchase Units will take place in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, with the full amount to have been purchased no later than simultaneously with the closing of our Initial Business Combination. The Forward Purchasers’ obligation to purchase the Committed Forward Purchase Units may not be transferred to any other parties.

The Forward Purchase Agreement also provides that the Forward Purchasers may elect to purchase up to an aggregate of $2,000,000,000 Additional Forward Purchase Units, which will also have a purchase price of $20.00 and consist of one share of Class A Common Stock and one-third of one redeemable warrant. Any purchases of the up to 100,000,000 Additional Forward Purchase Units will also take place in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, but no later than simultaneously with the closing of our Initial Business Combination. We and the Forward Purchasers may determine, by mutual agreement, to increase the number of Additional Forward Purchase Units at any time prior to our Initial Business Combination. The right to purchase the Additional Forward Purchase Units may be transferred, in whole or in part, to any Affiliate Transferee, but not to third parties. The Forward Purchasers’ obligation or right, as applicable, to purchase the Forward Purchase Units will be allocated among the Forward Purchasers from time to time as described herein.

Pursuant to the Director Forward Purchase Agreement with certain of our independent directors, the Director Forward Purchasers have agreed to purchase, in one or more private placements in such amounts and at such time or times as each Director Forward Purchasers determines, but no later than simultaneously with the closing of our Initial Business Combination, an aggregate of $6,000,000 of Forward Purchase Units. The Director Forward Purchasers have agreed to purchase the following amounts of Forward Purchase Units: Mr. Ovitz, $5,000,000, and Ms. Reses, $1,000,000. The Director Forward Purchasers may not transfer their obligation to purchase such Forward Purchase Units, other than to our Sponsor, other directors and Affiliate Transferees. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights, as described herein.

The proceeds of purchases of Forward Purchase Units will not be deposited in the trust account. The Forward Purchase Shares will have no right to receive our Distributable Tontine Redeemable Warrants, no redemption rights in connection with our Initial Business Combination or in connection with certain amendments to our amended and restated certificate of incorporation and will have no rights to liquidating distributions from our trust account in the event that we fail to complete our Initial Business Combination within the prescribed timeframe. Pursuant to the warrant agreement, the Forward Purchase Warrants will have no right to vote on amendments to the warrant agreement prior to our Initial Business Combination, except with respect to certain provisions relating solely to the transfer of Forward Purchase Securities. The Forward Purchase Securities, as long as they are held by the Forward Purchasers or their permitted transferees, will have certain transfer restrictions and registration rights. In all other respects, the terms of the Forward Purchase Shares and Forward Purchase Warrants, respectively, will be identical to the terms of the Class A Common Stock and the Redeemable Warrants.

The purchases of the Sponsor Warrants, Director Warrants and Forward Purchase Units are intended to provide us with appropriate equity funding for our Initial Business Combination.

We entered into a Registration Rights Agreement with our Sponsor, the Forward Purchasers and our independent directors, pursuant to which we will be required to use commercially reasonable efforts to file a registration statement within 120 days of our Initial Business Combination, and use our best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Warrants, (ii) the Director Warrants, (iii) the shares issuable upon the exercise of the Sponsor Warrants or Director Warrants, (iv) the Forward Purchase Securities, (v) the shares of Class A Common Stock issuable upon conversion of our Class B Common Stock and (vi) any other shares or warrants of the company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, will be entitled to make up to 10 demands that we register the foregoing securities, and will have certain “piggyback rights” with respect to other registration statements filed by the company. The post-combination business will bear the cost of registering these securities.

As more fully discussed in the section of this Report entitled “Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, including our Sponsor, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

PSCM provided us office space and general administrative services at no cost to us.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, directors and officers, or any of their respective affiliates for services rendered prior to or in connection with the completion of our Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor loaned us an aggregate of $1,121,120 to cover expenses related to the initial public offering and for general corporate purposes prior to our Initial Business Combination, and potential transaction costs in connection with our intended Initial Business Combination. This loan was unsecured, bore interest on a monthly basis at the Applicable Federal Rate, and was payable no later than the end of the Combination Period. We repaid the promissory note upon the completion of our initial public offering.

In order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be needed. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. The terms of such loans by our directors and officers, if any, have not been determined, and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Related Party Policy

We have adopted a formal policy for the review, approval or ratification of related-party transactions. The Company’s directors and executive officers are required to bring any potential related-party transaction to the Company’s attention by informing the Company’s corporate secretary. Any potential related-party transactions that are brought to the Company’s attention are analyzed by the Company’s corporate secretary, in consultation with the audit committee and counsel, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related-party transaction. In determining whether to approve a related-party transaction, the audit committee considers, among other factors, and to the extent relevant, the following:

•

whether the terms of the related-party transaction are fair to the Company and whether such terms are no less favorable to the Company than those generally available to an unaffiliated third party under similar circumstances;

•	whether there are business reasons for the Company to enter into the related-party transaction;

•	whether the related-party transaction would impair the independence of an outside director; and

•

whether the related-party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction, the ongoing nature of any proposed relationship and any other factors the audit committee deems relevant.

An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related-party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related-party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related-party transactions.

These procedures are intended to determine whether any such related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Since the completion of the initial public offering, we have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

PSCM and its affiliates may form and manage other investment vehicles investing in public companies at any time prior to the announcement of our Initial Business Combination, including, but not limited to, investment vehicles that may invest side-by-side with our company.

We do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target because we intend that our acquisition target will be a privately owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities).

To further minimize conflicts of interest, we have agreed not to consummate our Initial Business Combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our Initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, directors or officers, or their affiliates, for services rendered to us prior to or in connection with the completion of our Initial Business Combination. However, the following payments will be, or have been, made to our Sponsor, directors or officers, or their affiliates, and, if made prior to our Initial Business Combination, will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	Repayment of $1,121,320 (inclusive of accrued interest) in loans made to us by our Sponsor;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing our Initial Business Combination; and

•

Repayment of any other loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to finance transaction costs in connection with an intended Initial Business Combination, the terms of which have not been determined, and nor have any written agreements been executed with respect thereto.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, directors or officers, or their affiliates.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mses. Gersh and Reses and Messrs. Ovitz and Steinberg are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), which has been our auditor since our inception on May 4, 2020, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 4, 2020 (inception) through December 31, 2020 totaled $89,301. The above amounts include interim procedures and audit services in connection with our initial public offering, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from May 4, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the period from May 4, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the period from May 4, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the completion of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Independence Matters

On March 26, 2021, Marcum informed our management of a matter that called into question Marcum’s compliance with SEC rules requiring that Marcum be independent. Rule 2-01(c)(1)(i)(A) of Regulation S-X provides that an accountant is not independent when the accounting firm, or any “covered person” in the firm, has any direct investment in an audit client, such as stock or other securities. A “covered person” in the firm includes, among other persons, partners in the office where the lead engagement partner of a client practices in connection with the client.

On March 23, 2021, Marcum learned that a tax partner, who we refer to below as the “covered person, in Marcum’s New York office had acquired 150 shares of our common stock on November 18, 2021 for an aggregate purchase price of $3,590.50, and sold the shares on January 7, 2021 for an aggregate sales price of $4,109.41, a transaction that was not permissible under Marcum’s internal policies or the SEC’s independence rules.

Marcum has advised our audit committee that it believes that Marcum remains objective and impartial despite this violation of the SEC’s independence rules, and therefore believes that it can continue to serve as our independent auditor. Marcum also advised the audit committee that it believes that in light of its analysis, a reasonable investor possessing all of the facts regarding the matter would conclude that Marcum was and is independent and capable of exercising objective and impartial judgment with respect to our financial statements. Marcum has advised the audit committee that their views and conclusions are based in part on the following considerations:

•	the “covered person” was a tax partner, not an audit partner, and did not play any role in the conduct of the audit or provide any other services to us;
•	the “covered person” was not aware, at the time of purchase and sale, that we were a Marcum audit client;
•	the “covered person” self-reported the violation when the covered person became aware that we were an audit client;
•	the “covered person” practiced in a different physical office from that in which the lead audit partner primarily practices;
•	no other Marcum personnel were aware of the transaction until it was self-reported by the “covered person”; and
•	the amount involved in the covered person’s trade was not material in amount.

Our audit committee, with the assistance of management and outside counsel, evaluated the facts and circumstances relating to Marcum’s independence described above under applicable SEC and PCAOB independence rules. After considering all of the facts and circumstances, including those noted above, the audit committee concluded that Marcum violated the SEC’s independence rules, but nevertheless has been and continues to be capable of exercising objective and impartial judgment on all issues encompassed within the audit engagement, particularly in light of the lack of involvement of the “covered person” in the audit or otherwise with respect to us and that the amount involved in the covered person’s trade was not material in amount.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of Report:

(1)	Financial Statements

(b)

Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits

1.1	Underwriting Agreement, dated July 21, 2020, among the Company, Citigroup Global Markets Inc., Jefferies LLC, and UBS Securities LLC, as representatives of the several underwriters.(3)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2	Bylaws of the Company, effective May 7, 2020.(3)

4.1	Form of Specimen Unit Certificate.(1)

4.2	Form of Specimen Class A Common Stock Certificate.(1)

4.3	Form of Specimen Redeemable Warrant Certificate.(1)

4.4	Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)

4.5	Sponsor Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)

4.6	Director Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)

4.7*	Description of Securities

10.1	Securities Subscription Agreement, dated May 7, 2020, between the Company and Pershing Square TH Sponsor, LLC.(1)

10.2	Amended and Restated Promissory Note, dated June 20, 2020, issued to Pershing Square TH Sponsor, LLC.(1)

10.3	Forward Purchase Agreement, dated June 21, 2020, between the Company, Pershing Square, L.P., Pershing Square International, Ltd., and Pershing Square Holdings, Ltd.(1)

10.4	Letter Agreement, dated July 21, 2020, among the Company, and its directors, officers, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.(3)

10.5	Investment Management Trust Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.(3)

10.6	Registration Rights Agreement, dated July 21, 2020, between the Company and its directors, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.(3)

10.7	Sponsor Warrant Purchase Agreement, dated July 21, 2020, between the Company and Pershing Square TH Sponsor, LLC.(3)

10.8	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Lisa Gersh.(3)

10.9	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(3)

10.10	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(3)

10.11	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.(3)

10.12	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and The Joseph S and Diane H Steinberg Charitable Trust.(3)

10.13	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(3)

10.14	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(3)

10.15	Indemnity Agreement, dated July 21, 2020, between the Company and Ben Hakim.(3)

10.16	Indemnity Agreement, dated July 21, 2020, between the Company and Steve Milankov.(3)

10.17	Indemnity Agreement, dated July 21, 2020, between the Company and Lisa Gersh.(3)

10.18	Indemnity Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(3)

10.19	Indemnity Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(3)

10.20	Indemnity Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.(3)

10.21	Indemnity Agreement, dated November 12, 2020, between the Company and William A. Ackman.(4)

10.22	Indemnity Agreement, dated November 12, 2020, between the Company and Michael Gonnella.(4)

14.1	Code of Conduct and Ethics.(1)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2020.
(2)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A filed on July 20, 2020.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2020.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2020.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

PERSHING SQUARE TONTINE HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name: William A. Ackman
Title: Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William A. Ackman William A. Ackman	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2021

/s/ Michael Gonnella Michael Gonnella	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021

/s/ Lisa Gersh Lisa Gersh	Director	March 30, 2021

/s/ Michael Ovitz Michael Ovitz	Director	March 30, 2021

/s/ Jacqueline Reses Jacqueline Reses	Director	March 30, 2021

/s/ Joseph Steinberg Joseph Steinberg	Director	March 30, 2021

PERSHING SQUARE TONTINE HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pershing Square Tontine Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pershing Square Tontine Holdings, Ltd. (the “Company”) as of December 31, 2020, the related statement of operations, changes in stockholders’ equity and cash flows for the period from May 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, TX

March 30, 2021

PERSHING SQUARE TONTINE HOLDINGS, LTD.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$25,348,287
Prepaid expenses	2,601,472
Dividends receivable from operating account	220

Total Current Assets	27,949,979

Cash and marketable securities held in Trust Account	4,001,690,454

Total Assets	$4,029,640,433

Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued expenses	$1,207,263
Accrued offering costs	85,000
Income taxes payable	289,155

Total Current Liabilities	1,581,418

Deferred underwriting fees payable	56,250,000

Total Liabilities	57,831,418

Commitments
Class A Common Stock, $0.0001 par value, subject to possible redemption, 198,270,991 shares at redemption value of approximately $20.00 each	3,966,809,006

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized; 1,729,009 shares issued and outstanding (excluding 198,270,991 shares subject to possible redemption)	173
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	—
Additional paid-in capital	6,430,134
Accumulated deficit	(1,430,298)

Total Stockholders’ Equity	5,000,009

Total Liabilities and Stockholders’ Equity	$4,029,640,433

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Interest and dividends earned in operating account	$1,428
Legal fees	(1,658,107)
Insurance expense	(743,291)
Research expense	(192,582)
Franchise tax expense	(132,290)
Other expenses	(106,755)

Loss from operations	(2,831,597)

Dividends earned on marketable securities	16,394
Realized gains on marketable securities	1,491,597
Unrealized gains on marketable securities	182,463

Income earned in Trust Account	1,690,454

Loss before provision for income taxes	(1,141,143)
Income tax provision	(289,155)

Net loss	$(1,430,298)

Weighted average shares outstanding, basic and diluted (1)	1,079,393

Basic and diluted net loss per common share (2)	$(2.61)

(1)	Excludes an aggregate of 198,270,991 shares subject to possible redemption at December 31, 2020.
(2)	Excludes income earned from Trust (net of taxes) of $1,389,184 attributable to shares subject to possible redemption for the period from May 4, 2020 (inception) through December 31, 2020.

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	100	—	25,000	—	25,000
Sale of units in initial public offering, gross	200,000,000	20,000	—	—	3,999,980,000	—	4,000,000,000
Underwriting fees and offering costs	—	—	—	—	(94,623,187)	—	(94,623,187)
Sale of Sponsor and Directors Warrants	—	—	—	—	67,837,500	—	67,837,500
Common stock subject to possible redemption	(198,270,991)	(19,827)	—	—	(3,966,789,179)	—	(3,966,809,006)
Net loss	—	—	—	—	—	(1,430,298)	(1,430,298)

Balance – December 31, 2020	1,729,009	$173	100	$—	$6,430,134	$(1,430,298)	$5,000,009

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(1,430,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(16,394)
Realized gains on marketable securities held in Trust Account	(1,491,597)
Unrealized gains on marketable securities held in Trust Account	(182,463)
Changes in operating assets and liabilities:
Dividends receivable from operating account	(220)
Prepaid expenses	(2,601,472)
Accrued expenses	1,207,263
Income taxes payable	289,155

Net cash used in operating activities	(4,226,026)

Cash flows from investing activities:
Investment of cash in Trust Account	(4,000,000,000)

Net cash used in investing activities	(4,000,000,000)

Cash flows from financing activities:
Proceeds from sales of Units	4,000,000,000
Proceeds from sales of Sponsor and Director Warrants	67,837,500
Payment of underwriting fees	(35,000,000)
Payment of offering costs	(3,288,187)
Proceeds from promissory note – related party	1,121,120
Repayment of promissory note – related party	(1,121,120)
Proceeds from issuance of Class B Common Stock to Sponsor	25,000

Net cash provided by financing activities	4,029,574,313

Net increase in cash	25,348,287
Cash and cash equivalents – beginning of period	—

Cash and cash equivalents – end of period	$25,348,287

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$56,250,000

Initial classification of common stock subject to possible redemption	$3,968,453,540

Change in value of common stock subject to possible redemption	$(1,644,534)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 4, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and identifying a target for an Initial Business Combination. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31st as its fiscal year-end.

The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $12.6 billion of assets under management as of December 31, 2020. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).

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

Total offering costs amounted to $94,623,187, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 5) and $3,373,187 of other offering costs.

Upon the closing of the Initial Public Offering and the private placements, $4,000,000,000 ($20.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placements of the Sponsor Warrants and Director Warrants were placed in a trust account (the “Trust Account”), with the remaining proceeds placed in an operating account outside the Trust Account. As of December 31, 2020, $25,348,287 was held as unrestricted cash outside the Trust Account to pay for ongoing expenses (such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses). The Trust Account is not liable for these expenses.

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

The Trust Account

The Trust Account is located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account will be invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. As of December 31, 2020, the Company holds U.S. Treasury bills in the Trust Account with a face value of $4,002,579,000, maturing in April 2021.

The proceeds, other than withdrawal of interest or dividend income to pay taxes owed in respect of the income derived from the Trust Account, will remain in the Trust Account (and will not be released) until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its Initial Business Combination, (B) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its Initial Business Combination by July 24, 2022 (or January 24, 2023 if it has executed a letter of intent, agreement in principle or definitive agreement for its Initial Business Combination by July 24, 2022 but has not completed its Initial Business Combination by such date) (the “Combination Period”), or (C) with respect to any other provision relating to stockholders’ right for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law.

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

The Company will be able to proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination. If the Company seeks stockholder approval, a majority of the shares voted must be voted in favor of the Initial Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Company’s Sponsor, Forward Purchasers (as defined in Note 4), directors and officers have agreed to vote their Class B Common Stock as well as any Public Shares and Forward Purchase Securities (as defined in Note 4) held by them in favor of approving the Initial Business Combination.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2020, cash and cash equivalents in the balance sheet is comprised of cash in bank of $867 and a money market fund balance of $25,347,420 which invests solely in U.S. Treasury obligations and cash.

Marketable Securities Held in Trust Account

As of December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 198,270,991 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income / (Loss) per Common Share

Net income / (loss) per common share is computed by dividing net income / (loss) by the weighted average number of shares of common stock outstanding during the periods. The Company applies the two-class method in calculating earnings per share. Shares of Class A Common Stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro-rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the private placement of the Sponsor Warrants, Director Warrants or the Forward Purchase Agreement (each of which permits the holder to purchase additional shares of Class A Common Stock) in the calculation of diluted income / (loss) per share, since the exercise of these instruments are contingent upon the occurrence of future events. As a result, diluted net income / (loss) per common share is the same as basic net income / (loss) per common share for the periods presented.

Reconciliation of Net Income / (Loss) per Common Share

The Company’s net income / (loss) is adjusted for the portion of income / (loss) that is attributable to Class A Common Stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the net loss from operations. Accordingly, basic and diluted income per common share is calculated as follows:

For the Period from May 4, 2020 (inception) through December 31, 2020
Net loss	$(1,430,298)
Less: Net income attributable to common stock subject to possible redemption	(1,389,084)

Adjusted net loss	$(2,819,382)

Weighted average shares outstanding, basic and diluted	1,079,393

Basic and diluted net loss per common share	$(2.61)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Forward Purchase Agreement

On June 21, 2020, the Pershing Square Funds (each a “Forward Purchaser” and collectively the “Forward Purchasers”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) with the Company, regarding the purchase of units (the “Forward Purchase Units”), each of which has a purchase price of $20.00 and consists of one share of Class A Common Stock (the “Forward Purchase Shares”), and one-third of one warrant (the “Forward Purchase Warrants”). Pursuant to the Forward Purchase Agreement, the Forward Purchasers agreed to purchase an aggregate of $1,000,000,000 of Forward Purchase Units (the “Committed Forward Purchase Units”), or 50,000,000 such units. The purchase of the Committed Forward Purchase Units will take place in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, with the full amount to have been purchased no later than simultaneously with the closing of our Initial Business Combination. The Forward Purchasers are not permitted to transfer the right to purchase the Committed Forward Purchase Units.

The Forward Purchase Agreement also provides that the Forward Purchasers may elect to purchase up to an additional aggregate of $2,000,000,000 of Forward Purchase Units (the “Additional Forward Purchase Units”), or up to 100,000,000 such units, in whole or in part, in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, but no later than simultaneously with the closing of the Initial Business Combination. The Company and the Forward Purchasers may determine, by mutual agreement, to increase the number of Additional Forward Purchase Units at any time prior to the Initial Business Combination. The Forward Purchasers may transfer the right to purchase the Additional Forward Purchase Units, in whole or in part, to any entity that is managed by Pershing Square Capital Management, L.P. (the “Affiliate Transferees”), but not to any third party. The Forward Purchasers’ obligation or right, as applicable, to purchase the Forward Purchase Units will be allocated among the Forward Purchasers from time to time.

The Forward Purchase Shares, the Forward Purchase Warrants and the shares of Class A Common Stock underlying the Forward Purchase Warrants (collectively, the “Forward Purchase Securities”) have terms identical to those of the shares of Class A Common Stock and the Redeemable Warrants included in the Units sold in the Initial Public Offering, except, (i) the Forward Purchase Securities will be subject to transfer restrictions and will have certain rights as long as they are held by the Forward Purchaser or its permitted transferees; (ii) the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement prior to the Initial Business Combination, except with respect to certain provisions relating solely to restrictions on the transfer of the Forward Purchase Securities; and (iii) the Forward Purchase Shares will not be entitled to receive any Distributable Tontine Redeemable Warrants, will not have any redemption rights in connection with our Initial Business Combination or in connection with certain amendments to our Certificate of Incorporation, and will not have any right to liquidating distributions from the Trust Account in the event that the Company fails to complete its Initial Business Combination within the Combination Period. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights.

Director Forward Purchase Agreement

On July 21, 2020, the Company entered into a Director Forward Purchase Agreement with certain of its independent directors (the “Director Forward Purchasers”). The Director Forward Purchasers agreed to purchase, in one or more private placements in such amounts and at such time or times as each Director Forward Purchasers determines, but no later than simultaneously with the closing of the Initial Business Combination, an aggregate of $6,000,000 of Forward Purchase Units. The Director Forward Purchasers may not transfer their obligation to purchase such Forward Purchase Units, other than to the Sponsor and its affiliates and to other directors. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights.

Registration Rights

On July 21, 2020, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, the Forward Purchasers and the independent directors of the Company, pursuant to which the Company is required to use commercially reasonable efforts to file within 120 days of the Initial Business Combination, and use best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Warrants, (ii) the Director Warrants, (iii) the shares issuable upon the exercise of the Sponsor Warrants or Director Warrants, (iv) the Forward Purchase Securities, (v) the shares of Class A Common Stock issuable upon conversion of our Class B Common Stock and (vi) any other shares or warrants of the Company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, will be entitled to make up to 10 demands that the Company register the foregoing securities, and will have certain “piggyback rights” with respect to other registration statements filed by the Company. The post-combination business will bear the expenses in connection with the filing of any such registration statements.

Related Party Loans

The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. As of December 31, 2020, there were no borrowings outstanding under the Note.

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

Note 6—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 3,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. The shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company as of the time immediately following the Initial Public Offering and the shares of Class B Common Stock have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company. At December 31, 2020 there were 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $23.00 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the Initial Business Combination. The Warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

•

upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder, provided that holders will be able to exercise their Warrants prior to the time of redemption and, at the Company’s election, any such exercise may be required to be on a cashless basis as described below; and

•

if, and only if, the daily volume-weighted average price of the Class A Common Stock equals or exceeds $36.00 per share (subject to adjustments) for any 20 trading days within a 30-trading-day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

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

The Company has established the last of the redemption criteria discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Warrants, each Warrant holder will be entitled to exercise its Warrant prior to the scheduled redemption date. However, the price of the Class A Common Stock may fall below the $36.00 redemption trigger price (subject to adjustments) as well as the $23.00 Redeemable Warrant exercise price after the redemption notice is issued.

Redemption of Warrants when the price per share of Class A Common Stock equals or exceeds $20.00. In addition, once the Warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

•	in whole and not in part;

•	at $0.10 per Warrant

•

upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table included in the Company’s Prospectus filed with the SEC, based on the redemption date and the “fair market value” of the Class A Common Stock except as otherwise described below; and

•

if, and only if, the daily volume-weighted average price of the Class A Common Stock equals or exceeds $20.00 per Public Share (subject to adjustments) for any 20 trading days within the 30-trading-day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

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

In addition, if (i) the Company issues additional shares of Class A Common Stock, equity-linked securities or any other instrument that is convertible or exercisable into, or exchangeable for, Class A Common Stock for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $18.40 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances, the Initial Public Offering, the sale of the Forward Purchase Units and any interest thereon, net of redemptions) that are available for the funding of the Initial Business Combination on the date of the consummation thereof (net of redemptions) and (iii) the daily volume-weighted average trading price of Class A Common Stock during the 20-trading-day period starting on the trading day prior to the date on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $18.40 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to 115% of the higher of the Market Value and the Newly Issued Price, and the $36.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $20.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% of the higher of the Market Value and the Newly Issued Price.

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

The Commitments of $3,966,809,006 as reflected on the balance sheet predominantly relate to the Class A Common Stock held by the Public Stockholders that is subject to redemption (with the associated cash required for such redemption held in the Trust Account). Commitments include $25,348,287 which is the amount of cash remaining, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”). The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses. In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital. In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors (if any). The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.

Note 7—Fair Value Measurements

The Company measures fair value of financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. As of December 31, 2020, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the balance sheet.

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

At December 31, 2020, assets held in the Trust Account were comprised of $927 in cash, $20,963 in money market funds, which are invested in U.S. Treasury Securities, and $4,001,668,564 in U.S. Treasury Bills.

The following table presents the Company’s assets and liabilities measured at fair value as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$4,001,690,454

Note 8— Income Taxes

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Startup expenses / Organizational costs	$567,112

Total deferred tax assets	567,112
Valuation Allowance	(528,795)

Deferred tax liabilities:
Unrealized gains on marketable securities	(38,317)

Total deferred tax liabilities	(38,317)

Net deferred tax asset, net of allowance	$—

The Company’s income tax provision (benefit) consists of the following:

For the Period from May 4, 2020 (inception) through December 31, 2020
Current
Federal	$289,155
State	—
Deferred
Federal	(528,795)
State	—
Change in valuation allowance	528,795

Income tax provision	$289,155

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from May 4, 2020 (inception) through December 31, 2020, the valuation allowance increased by $528,795.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from May 4, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(46.3%)

Income tax provision	(25.3%)

The Company files income tax returns in the U.S. federal jurisdiction and New York. The Company’s tax returns for the period from May 4, 2020 (inception) through December 31, 2020 remain open and subject to examination.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.