Form 10-K/A
period 2020-12-31
Pershing Square Tontine Holdings, Ltd.
filed 2021-05-24
CIK 1811882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Documents Incorporated by Reference: None

PERSHING SQUARE TONTINE HOLDINGS, LTD.

FORM 10-K/A

EXPLANATORY NOTE

Pershing Square Tontine Holdings, Ltd. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”), on March 31, 2021, or the Original Filing, to restate (i) its financial statements as of and for the period ended December 31, 2020, (ii) its financial statements as of July 24, 2020 (iii) its financial statements as of and for the period ended September 30, 2020 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of the SEC Staff Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from May 4, 2020 (inception) through December 31, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting.

The restatement results from the Company’s prior accounting for its outstanding warrants, as well as the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”) entered into in connection with its initial public offering in July 2020 as components of equity instead of as derivative liabilities. The warrant agreements include a provision that, in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants could be entitled to receive cash in exchange for their warrants (“Tender Offer Provision”), and in addition the Sponsor Warrants and Director Warrants are exercisable for a variable number of shares. Under the FPA, the Forward Purchasers are entitled to purchase Forward Purchase Units consisting of one share of Class A Common Stock and one-third of one warrant (“Forward Purchase Warrants”). The Forward Purchase Warrants are a component of the FPA and include the Tender Offer Provision under the warrant agreements. Based on the foregoing, the Company’s management concluded that both Warrants and the FPA do not meet the criteria to be classified in equity and should be classified as derivative liabilities. In the process of evaluating the accounting for the Company’s outstanding warrants and FPA, the Company also determined that it was necessary to restate its financial statements to classify all Class A Common Stock as a component of temporary equity. In accordance with the SEC’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

As a result of the above, the Company is required to measure the fair value of the outstanding warrants and the FPA at the end of each reporting period and recognize changes in fair value from the prior period in the Company’s operating results.

The Company’s accounting for the outstanding warrants and FPA as components of equity instead of as liabilities did not have any effect on the Company’s previously reported cash flows, cash held in trust or restricted cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective, and a material weakness existed in the Company’s internal control over financial reporting. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the Notes to Financial Statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment, and under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “outstanding warrants” in this Amendment refers to the Company’s Distributable Redeemable Warrants, Sponsor Warrants and Director Warrants (as defined herein).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A (this “Report”) contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (The “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

•	“amended and restated certificate of incorporation” are to our second amended and restated certificate of incorporation;

•	“Affiliate Transferees” are to any entity that is managed by PSCM;

•	“company”, “our company”, “we” or “us”, are to Pershing Square Tontine Holdings, Ltd.;

•	“common stock” are to our Class A Common Stock and our Class B Common Stock, collectively;

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

As the largest blank check company currently pursuing a business combination, we can offer a larger-capitalization private company (with market capitalization of $10,000,000,000 or more) the opportunity to gain access to the public equity markets, without the company having to conduct its own initial public offering (“IPO”). Through a merger, we will be, in effect, facilitating the IPO of a large private company, enabling a private business to avoid the inherent costs and risks associated with the traditional IPO process.

We intend to pursue merger opportunities with private, large capitalization, high-quality, growth companies. We will use PSCM’s substantial experience in identifying, analyzing, and determining business quality and the sustainable competitive advantages of a target company, as well as PSCM’s due diligence and negotiation expertise in executing a transaction.

Nearly eight months since our launch, based on our experience and progress to date, we continue to believe an investment in our Company will generate highly attractive long-term returns.

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

Our Business Strategy

Our business strategy is to identify and complete a business combination that creates substantial long-term value for our stockholders. We are seeking target companies that demonstrate the characteristics set out under “Our Acquisition Criteria” below. We believe our investment team’s operational, financial and transaction experience across economic cycles and our broad network of relationships, along with our deep understanding of the equity and debt capital markets, allow us to effectively and efficiently identify and evaluate potential opportunities for our Initial Business Combination.

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

To achieve a successful Initial Business Combination, our investment team will leverage its experience to identify a company with a strong competitive position that can benefit from being a public company in the execution of its growth and value-creation strategy. We believe our scale and structure, coupled with our investment team’s background and experience, make us an attractive partner for high-quality management teams and owners.

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

•

Formidable barriers to entry. We are seeking a company that has long-term sustainable competitive advantages, significant barriers to entry, or “wide moats” around their business, with low risks of disruption due to competition, innovation or new entrants;

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our trust account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our business combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to claims commenced after the third anniversary of the dissolution.

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

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity fund sponsors and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our then-outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination.

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

Our Class A Common Stock and warrants units are listed on the NYSE. Although we expect to continue meeting the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our net tangible assets would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round lot holders of our securities (or 400 round lot holders following our Initial Business Combination). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Since the net proceeds of our initial public offering and the private placement sale of the Sponsor Warrants and Director Warrants are intended to be used to complete our Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with the completion of our Initial Business Combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 3,020,000,000 shares of common stock, consisting of 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 2,800,000,000 and 19,999,900 authorized but unissued shares of Class A Common Stock and Class B Common Stock, respectively. The amount of Class A Common Stock available for issuance does not take into account the Forward Purchase Shares, shares of Class A Common Stock reserved for issuance upon exercise of any then-outstanding warrants (including the Redeemable Warrants, Forward Purchase Warrants, Sponsor Warrants and Director Warrants) or the shares of Class A Common Stock issuable upon conversion of Class B Common Stock. As of December 31, 2020, there were no shares of preferred stock issued and outstanding. The 100 shares of Class B Common Stock will automatically convert into 100 shares of our Class A Common Stock at the time of our Initial Business Combination.

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

In order to effectuate our Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate their Initial Business Combinations and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending the provisions of our amended and restated certificate of incorporation relating to certain pre-business combination activity and will require the affirmative vote of 65% of the voting power of our outstanding common stock. Amending the warrant agreement governing our Redeemable Warrants and Forward Purchase Warrants will require the vote of holders of at least 65% of the then-outstanding warrants. Pursuant to the warrant agreement, prior to our Initial Business Combination, the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement, except with respect to certain provisions relating solely to the transfer of Forward Purchase Securities. In addition, our amended and restated certificate of incorporation requires us to provide our Public Stockholders with the opportunity to redeemed their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation to extend the time to consummate our Initial Business Combination, or seek other amendments to our governing document or warrant agreement in order to effectuate our Initial Business Combination.

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

Our warrants and forward purchase agreements are accounted for as liabilities and the changes in fair value of each could have a material effect on our financial results.

The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs, focused on warrants that have certain settlement terms and provisions related to certain tender offers, or warrants which do not meet the criteria to be considered indexed to an entity’s own stock. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreements governing our warrants. In response to the SEC Statement, we re-evaluated the accounting treatment of our warrants and Forward Purchase Agreements, and determined that they should be classified as derivative liabilities measured at fair value, with changes in fair value reflected on the statement of operations for each respective period. As a result, derivative liabilities related to our outstanding warrants and Forward Purchase Agreements are included on our balance sheet as of December 31, 2020. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in fair value to be reflected on the statement of operations. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our outstanding warrants and Forward Purchase Agreements in each reporting period, and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of December 31, 2020, and for the period from May 4, 2020 (inception) through December 31, 2020. As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures, and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Holders

As of May 24, 2021, there was one holder of record of our Class A Common stock, one holder of record our Class B Common Stock, one holder of record of our public warrants, one holder of record of our Sponsor Warrants, and five holders of record of our Director Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock and warrants are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2020 and should be read with our financial statements, which are included in this Report:

For the period from May 4, 2020 (inception) through December 31, 2020
Income Statement Data:
Loss from operations	$(2,831,597)
Income earned in trust account	1,690,454
Other loss from outstanding warrants and forward purchase agreement liabilities	(953,450,907)
Net loss	(954,881,205)

December 31, 2020
Balance Sheet Data:
Cash and cash equivalents	$25,348,287
Cash and marketable securities held in trust account	4,001,690,454
Total assets	4,029,640,433
Forward purchase agreement liabilities	593,893,320
Outstanding warrant liabilities	462,704,684
Total liabilities	1,114,429,422
Class A common stock subject to possible redemption	4,001,401,299
Total stockholders’ equity / (deficit)	(1,086,190,288)

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2 - Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

Certain Observations

During the first quarter of 2021 and up to today, we continued to work on a potential business combination transaction for which we had initiated discussions and began due diligence in November 2020. While substantial progress has been made, significant issues remain to be addressed before a transaction can be announced and consummated, if at all.

For the period ended December 31, 2020, we recorded net loss of $954,881,205, which was primarily due to a non-cash GAAP charge of $953,450,907 related to the change in accounting for our Public Warrants, Sponsor Warrants, Director Warrants and FPA, each of which was previously accounted for as equity. The change in accounting was initiated following publication of a statement by the Staff of the Securities & Exchange Commission on accounting for SPAC warrants, which impacted nearly all SPACs. As a result of the SEC’s public statement, management along with the audit committee reconsidered accounting issues related to these instruments and have restated our financial statements to account for our Public Warrants, Sponsor Warrants, Director Warrants and FPA as liabilities. For the period ended December 31, 2020, this accounting treatment has required us to record a large non-cash GAAP loss that does not represent an actual cash loss by the Company, nor do we believe it will have any effect on our ability to consummate an initial business combination on economically attractive terms.

The revised accounting methodology relates to certain features of the Public Warrants, Sponsor Warrants, Director Warrants and our FPA (the terms of which entitle the Sponsor and directors to receive warrants in addition to common stock) that are designed to protect the holders of warrants by entitling them to be exchanged for cash in certain events. The revised accounting requires that we account for the Public Warrants, Sponsor Warrants, Director Warrants and FPA as liabilities equal to their fair value at the end of each reporting period.

The impact of this accounting treatment is highly volatile as it is driven by changes in our stock price. If our stock price increases over a given measurement period, the fair values of our warrants and FPA will also increase in value, resulting in a larger liability being recorded on our balance sheet, and a larger non-cash GAAP loss recorded in our earnings statement for the period, all other things being equal. Conversely, if our stock price declines over a measurement period, we will record a smaller liability on our balance sheet and report a non-cash GAAP gain in our earnings statement, notwithstanding that our stockholders will be holding shares that have declined in value over the measurement period. Since PSTH is the largest SPAC with the largest Sponsor Committed FPA, and has traded at a significant premium to its cash in trust per share, we expect that our reported loss for the period ended December 31, 2020 will be larger than those reported by other SPACs.

Non-cash GAAP gains or losses due to changes in the fair value of such instruments have no impact on our business or our cash balances – including the more than $4 billion we hold in a trust account at J.P. Morgan – and the minimum Committed FPA of $1 billion, nor do we expect the change in accounting to have any impact on our ability to consummate a potential initial business combination.

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

For the period from May 4, 2020 (inception) through September 30, 2020, we had net loss of $447,066,761, which consisted of legal, insurance, research, franchise tax and other expenses totaling $681,646, a change in the fair value of Forward Purchase Agreement liabilities of $231,470,840, a change in the fair value of Outstanding Warrant liabilities of $214,771,598, transaction costs attributed to outstanding warrants of $912,625 and a provision for income taxes of $23,473, offset by interest and dividends earned on marketable securities held in the trust account and operating account of $17,161, and unrealized gains on marketable securities held in the trust account of $776,260.

For the period from May 4, 2020 (inception) through December 31, 2020 and as reported on our statement of operations in Item 15, we had net loss of $954,881,205, which consisted of legal, insurance, research, franchise tax and other expenses totaling $2,833,025, a change in the fair value of Forward Purchase Agreement liabilities of $593,893,320, a change in the fair value of Outstanding Warrant liabilities of $358,644,962, transaction costs attributed to outstanding warrants of $912,625 and a provision for income taxes of $289,155, offset by interest and dividends earned on marketable securities held in the trust account and operating account of $1,509,419, and unrealized gains on marketable securities held in the trust account of $182,463.

Non-GAAP Financial Measures

As noted above, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As such, we believe the amount of committed capital available for an Initial Business Combination is critical to our success as a blank check company. See Liquidity and Capital Resources below for further information on our unrestricted cash balances and funds held in the trust account as of December 31, 2020. In addition, we report adjusted net loss, which is a non-GAAP financial measure that is not required by, or presented in accordance with, GAAP. Management uses this non-GAAP measure to evaluate results as it reduces the volatility of operations due to the accounting for our warrants and forward purchase agreements, which are more fully described in Note 2 of the Notes to Financial Statements included herein, and which do not have an impact on the funds held in the trust account or committed capital available for an Initial Business Combination. We believe this information is useful to investors for these reasons. This non-GAAP measure should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, this measure has limitations as an analytical tool, and when assessing our operating performance, you should not consider this measure in isolation or as a substitute for GAAP measures. We may calculate or present this non-GAAP financial measure differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP measure we report may not be comparable.

Adjusted net loss represents our net loss excluding (1) the change in fair value of forward purchase agreement liabilities and the change in fair value of Outstanding Warrant liabilities, which are non-cash items, and (2) transaction costs allocable to Outstanding Warrant liabilities, which are not anticipated to recur in the future. As of December 31, 2020, our Balance Sheet reflects a liability of $1,056,598,004 related to liabilities which do not impact the funding available for an Initial Business Combination.

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Net loss	$(954,881,205)
Less:
Change in fair value of Forward Purchase Agreement liabilities	(593,893,320)
Change in fair value of Outstanding Warrant liabilities	(358,644,962)
Transaction costs allocable to Outstanding Warrant liabilities	(912,625)

Adjusted net loss	$(1,430,298)

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the consummation of the initial public offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest-bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note covering expenses related to the initial public offering. The loan was repaid in full on July 24, 2020, inclusive of interest.

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

As of September 30, 2020, we had an unrestricted cash balance of $26,590,385 in the operating account, held outside the trust account, to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,000,792,654. Interest and dividend income earned on the balance in the trust account will be used to pay taxes on such income. During the period from May 4, 2020 (inception) through September 30, 2020, we did not withdraw any interest or dividends earned on the trust account.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations as of December 31, 2020.

The underwriters are entitled to a deferred fee of $0.28 per Unit, or $56,250,000 in the aggregate. The aggregate deferred underwriting fees includes (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $30,000,000 (a deferral of $12,500,000), plus (ii) a 2.0% rate applied to the gross offering proceeds, subject to a $56,250,000 cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the trust account paid in connection with the redemption rights of Public Stockholders, together with the amount of any capital raised in private placements in connection with the Initial Business Combination from investors other than Sponsor or its affiliates (the “Net Redemptions”), results in us having less than $2,000,000,000 of cash available upon consummation of the Initial Business Combination, only 25% of the aggregate deferred underwriting fees will be payable. If such amount of cash available is $2,000,000,000 or greater, 50% of the aggregate deferred underwriting fees will be payable, and the remaining 50% of the aggregate deferred underwriting fees will be subject to a pro-rata reduction based on the amount of Net Redemptions as a percentage of the total public proceeds of the initial public offering. The deferred underwriting fees will be waived by the underwriters solely in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Outstanding Warrants and FPA Liabilities

We account for our outstanding warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the outstanding warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the outstanding warrants and FPA as liabilities with changes in fair value reflected on the statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 8 of the Notes to Financial Statements included herein for further information on the significant inputs to the models utilized to determine the fair value of the outstanding warrants and FPA liabilities.

Net Income / (Loss) per Common Share

We apply the two-class method of calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic income / (loss) per common share since such shares, if redeemed, only participate in their pro-rata share of the trust account earnings (net of income taxes). Our net income / (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Off-Balance Sheet Arrangements.

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In connection with this Annual Report, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to a material weakness that led to the Company’s restatement of its financial statements to reclassify the Company’s Distributable Redeemable Warrants, Sponsor Warrants, Director Warrants, Forward Purchase Agreements and Class A Common Stock subject to possible redemption as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed an additional analysis to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report, had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, including the identification of third-party professionals with whom to consult regarding the application of complex accounting matters, and engaged third-party valuation specialists to assist management in determining the fair value of the Distributable Redeemable Warrants, Sponsor Warrants, Director Warrants, and FPA. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting beginning in the second quarter of 2021, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and management has concluded that these controls operate effectively.

Item 9B. Other Information.

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
William A. Ackman	54	Chairman and Chief Executive Officer; Director
Ben Hakim	45	President
Michael Gonnella	40	Chief Financial Officer
Steve Milankov	47	Corporate Secretary
Lisa Gersh	62	Director
Michael Ovitz	74	Director
Jacqueline D. Reses	51	Director
Joseph S. Steinberg	77	Director

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

Steve Milankov serves as our Corporate Secretary. Mr. Milankov is Assistant General Counsel and a partner at Pershing Square. Prior to his appointment as Pershing Square’s Assistant General Counsel, he served as Senior Trading Counsel of Pershing Square since joining the firm in 2013. Mr. Milankov received his Joint MBA and Law degrees from McGill University in 2000. Mr. Milankov worked at the law firm Clifford Chance LLP and most recently at Société Générale prior to joining Pershing Square.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers: (1)
Pershing Square TH Sponsor, LLC (Our Sponsor)(2)	100	*
Pershing Square Funds(3)(4)	200,000,100	50.0%
William A. Ackman(5)	200,000,100	50.0%
Ben Hakim	—	—
Michael Gonnella	4,500	*
Steve Milankov	—	—
Lisa Gersh	—	—
Michael Ovitz(6)	250,000	*
Jacqueline D. Reses(7)	50,000	*
Joseph S. Steinberg(8)	9,375	*
All directors and executive officers as a group (8 individuals)	200,313,975	50.0%

Other 5% Stockholders:
Guggenheim Capital, LLC (9)	22,000,000	11.0%
The Baupost Group, L.L.C. (10)	12,707,924	6.4%
Ontario Teacher’s Pension Plan Board (11)	11,325,000	5.7%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the persons herein is 787 Eleventh Avenue, 9th Floor, New York, New York 10019.
(2)	Interests shown consist solely of Class B Common Stock. Such shares will automatically convert into Class A Common Stock on a one-for-one basis, at the closing of our Initial Business Combination.
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

On March 23, 2021, Marcum learned that a tax partner, who we refer to below as the “covered person, in Marcum’s New York office had acquired 150 shares of our common stock on November 18, 2020 for an aggregate purchase price of $3,590.50, and sold the shares on January 7, 2021 for an aggregate sales price of $4,109.41, a transaction that was not permissible under Marcum’s internal policies or the SEC’s independence rules.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of Report:

(a)	Financial Statements

(b)

Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits

1.1	Underwriting Agreement, dated July 21, 2020, among the Company, Citigroup Global Markets Inc., Jefferies LLC, and UBS Securities LLC, as representatives of the several underwriters.(3)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2	Bylaws of the Company, effective May 7, 2020.(3)

4.1	Form of Specimen Unit Certificate.(1)

4.2	Form of Specimen Class A Common Stock Certificate.(1)

4.3	Form of Specimen Redeemable Warrant Certificate.(1)

4.4	Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)

4.5	Sponsor Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)

4.6	Director Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)

4.7	Description of Securities (5)

10.1	Securities Subscription Agreement, dated May 7, 2020, between the Company and Pershing Square TH Sponsor, LLC.(1)

10.2	Amended and Restated Promissory Note, dated June 20, 2020, issued to Pershing Square TH Sponsor, LLC.(1)

10.3	Forward Purchase Agreement, dated June 21, 2020, between the Company, Pershing Square, L.P., Pershing Square International, Ltd., and Pershing Square Holdings, Ltd.(1)

Exhibit No.	Description of Exhibits

10.4	Letter Agreement, dated July 21, 2020, among the Company, and its directors, officers, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.(3)

10.5	Investment Management Trust Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.(3)

10.6	Registration Rights Agreement, dated July 21, 2020, between the Company and its directors, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.(3)

10.7	Sponsor Warrant Purchase Agreement, dated July 21, 2020, between the Company and Pershing Square TH Sponsor, LLC.(3)

10.8	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Lisa Gersh.(3)

10.9	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(3)

10.10	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(3)

10.11	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.(3)

10.12	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and The Joseph S and Diane H Steinberg Charitable Trust.(3)

10.13	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(3)

10.14	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(3)

10.15	Indemnity Agreement, dated July 21, 2020, between the Company and Ben Hakim.(3)

10.16	Indemnity Agreement, dated July 21, 2020, between the Company and Steve Milankov.(3)

10.17	Indemnity Agreement, dated July 21, 2020, between the Company and Lisa Gersh.(3)

10.18	Indemnity Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(3)

10.19	Indemnity Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(3)

10.20	Indemnity Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.(3)

10.21	Indemnity Agreement, dated November 12, 2020, between the Company and William A. Ackman.(4)

10.22	Indemnity Agreement, dated November 12, 2020, between the Company and Michael Gonnella.(4)

14.1	Code of Conduct and Ethics.(1)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2020.
(2)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A filed on July 20, 2020.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2020.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2020.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021

PERSHING SQUARE TONTINE HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name: William A. Ackman
Title: Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William A. Ackman William A. Ackman	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	May 24, 2021

/s/ Michael Gonnella Michael Gonnella	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2021

/s/ Lisa Gersh Lisa Gersh	Director	May 24, 2021

/s/ Michael Ovitz Michael Ovitz	Director	May 24, 2021

/s/ Jacqueline Reses Jacqueline Reses	Director	May 24, 2021

/s/ Joseph Steinberg Joseph Steinberg	Director	May 24, 2021

PERSHING SQUARE TONTINE HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pershing Square Tontine Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pershing Square Tontine Holdings, Ltd. (the “Company”) as of December 31, 2020, the related statement of operations, changes in stockholders’ equity/(deficit) and cash flows for the period from May 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 4, 2020 (inception) through December 31, 2020 have been restated.

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

Houston, TX

March 30, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 24, 2021.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

Assets
Current Assets:
Cash and cash equivalents	$25,348,287
Prepaid expenses	2,601,472
Dividends receivable from operating account	220

Total Current Assets	27,949,979

Cash and marketable securities held in Trust Account	4,001,690,454

Total Assets	$4,029,640,433

Liabilities and Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$1,207,263
Accrued offering costs	85,000
Income taxes payable	289,155

Total Current Liabilities	1,581,418

Forward Purchase Agreement liabilities	593,893,320
Outstanding Warrant liabilities	462,704,684
Deferred underwriting fees payable	56,250,000

Total Liabilities	1,114,429,422

Commitments
Class A Common Stock, $0.0001 par value, subject to possible redemption, 200,000,000 shares at redemption value	4,001,401,299

Stockholders’ Equity/(Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized	—
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	—
Additional paid-in capital	25,000
Accumulated deficit	(1,086,215,288)

Total Stockholders’ Equity/(Deficit)	(1,086,190,288)

Total Liabilities and Stockholders’ Equity/(Deficit)	$4,029,640,433

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Interest and dividends earned in operating account	$1,428
Legal fees	(1,658,107)
Insurance expense	(743,291)
Research expense	(192,582)
Franchise tax expense	(132,290)
Other expenses	(106,755)

Loss from operations	(2,831,597)

Dividends earned on marketable securities	16,394
Realized gains on marketable securities	1,491,597
Unrealized gains on marketable securities	182,463

Income earned in Trust Account	1,690,454

Transaction costs allocable to Outstanding Warrant liabilities	(912,625)
Change in fair value of Forward Purchase Agreement liabilities	(593,893,320)
Change in fair value of Outstanding Warrant liabilities	(358,644,962)

Other loss	(953,450,907)

Loss before provision for income taxes	(954,592,050)
Income tax provision	(289,155)

Net loss	$(954,881,205)

Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000

Basic net income per share, Class A Common Stock subject to possible redemption	$0.01

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	224,130,690

Diluted net income per share, Class A Common Stock subject to possible redemption	$0.01

Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100

Basic and diluted net loss per share, Non-redeemable Class B Common Stock	$(9,562,825.04)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – May 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	100	—	25,000	—	25,000
Measurement adjustment on redeemable common stock	—	—	—	—	—	(131,334,083)	(131,334,083)
Net loss	—	—	—	—	—	(954,881,205)	(954,881,205)

Balance – December 31, 2020	—	$—	100	$—	$25,000	$(1,086,215,288)	$(1,086,190,288)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash flows from operating activities:
Net loss	$(954,881,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocable to Outstanding Warrant liabilities	912,625
Change in fair value of Forward Purchase Agreement liabilities	593,893,320
Change in fair value of Outstanding Warrant liabilities	358,644,962
Dividends earned on marketable securities held in Trust Account	(16,394)
Realized gains on marketable securities held in Trust Account	(1,491,597)
Unrealized gains on marketable securities held in Trust Account	(182,463)
Changes in operating assets and liabilities:
Dividends receivable from operating account	(220)
Prepaid expenses	(2,601,472)
Accrued expenses	1,207,263
Income taxes payable	289,155

Net cash used in operating activities	(4,226,026)

Cash flows from investing activities:
Investment of cash in Trust Account	(4,000,000,000)

Net cash used in investing activities	(4,000,000,000)

Cash flows from financing activities:
Proceeds from sales of Units	4,000,000,000
Proceeds from sales of Sponsor and Director Warrants	67,837,500
Payment of underwriting fees	(35,000,000)
Payment of offering costs	(3,288,187)
Proceeds from promissory note – related party	1,121,120
Repayment of promissory note – related party	(1,121,120)
Proceeds from issuance of Class B Common Stock to Sponsor	25,000

Net cash provided by financing activities	4,029,574,313

Net increase in cash	25,348,287
Cash and cash equivalents – beginning of period	—

Cash and cash equivalents – end of period	$25,348,287

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$56,250,000

Initial classification of common stock subject to possible redemption	$4,000,000,000

Change in value of common stock subject to possible redemption	$1,401,299

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 4, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and identifying a target for an Initial Business Combination. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 5) prior to the Initial Business Combination. The Company has selected December 31st as its fiscal year-end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placements of the Sponsor Warrants for $65,000,000 as well as the Director Warrants for $2,837,500. Both warrants are defined and further discussed in Note 5.

Total offering costs amounted to $94,623,187, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 6) and $3,373,187 of other offering costs.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Sponsor Warrants and Director Warrants, although substantially all of these proceeds are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting fees further discussed in Note 6) at the time of the agreement to enter into the Initial Business Combination. The Company will only complete an Initial Business Combination if the post-combination business owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for cash equal to their pro-rata share of the amount then on deposit in the Trust Account as of five business days prior to the consummation of the Initial Business Combination, including any interest and dividend income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes owed in respect of such income derived from the Trust Account (the “Redemption Value”). The Redemption Value to be distributed to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting fees (further discussed in Note 6) that the Company will pay to the underwriters. There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s Class B Common Stock (as defined below) or Warrants (as defined in Note 5).

The Company will be able to proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination. If the Company seeks stockholder approval, a majority of the shares voted must be voted in favor of the Initial Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Company’s Sponsor, Forward Purchasers (as defined in Note 5), directors and officers have agreed to vote their Class B Common Stock as well as any Public Shares and Forward Purchase Securities (as defined in Note 5) held by them in favor of approving the Initial Business Combination.

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

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the Redemption Value (less $100,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The holders of the Company’s Class B common stock, (“Class B Common Stock”) will not be issued any shares of Class A Common Stock in respect of their shares of Class B Common Stock if the Company fails to complete its Initial Business Combination within the Combination Period, and will have no rights to liquidating distributions from the Trust Account in respect of such shares, although these Class B common stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares that they hold (however acquired).

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

Note 2—Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding Distributable Redeemable Warrants (the “Public Warrants), Sponsor Warrants and Director Warrants (the “Private Placement Warrants” and collectively with the Public Warrants, the “Outstanding Warrants”) as components of equity instead of as derivative liabilities (the liabilities related to such Outstanding Warrants, the “Outstanding Warrant Liabilities”). The warrant agreements include a provision that, in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (“Tender Offer Provision”), and as such, we are required to classify them as liabilities as they do not qualify for equity treatment. In addition, the Sponsor Warrants and Director Warrants are exercisable for a variable number of shares which disqualifies them for equity treatment, and are instead classified as liabilities.

The Company previously accounted for its Forward Purchase Agreement and Director Forward Purchase Agreement as defined in Note 5 (collectively, the “FPA”) as components of equity instead of as derivative liabilities. Under the Forward Purchase Agreement, the Forward Purchasers (as defined in Note 5) are entitled to purchase Forward Purchase Units (as defined in Note 5) consisting of one share of Class A Common Stock and one-third of one warrant (“Forward Purchase Warrants”). The Forward Purchase Warrants are a component of the FPA and include the Tender Offer Provision under the warrant agreements. In the process of evaluating the accounting for the Company’s Outstanding Warrants and FPA, the Company also determined that it was necessary to restate its financial statements to classify all Class A Common Stock as a component of temporary equity. In accordance with the SEC’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the Outstanding Warrants and FPA under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity. Based on management’s evaluation, the

Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, determined that the Company should have classified the Outstanding Warrants and FPA as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the instruments at the end of each reporting period and recognize changes in fair value from the prior period in the Company’s operating results.

The Company’s accounting for the Outstanding Warrants and FPA as components of equity instead of as liabilities did not have any effect on the Company’s previously reported cash flows, cash held in Trust or restricted cash.

The following table reflects the Company’s balance sheet, statement of operations and cash flows as of the reporting dates and their respective periods indicated below:

	Previously Reported	Adjustments	As Restated
Balance sheet as of July 24, 2020 (audited)
FPA liabilities	$—	$111,463,140	$111,463,140
Outstanding Warrant liabilities	—	142,477,854	142,477,854
Total Liabilities	58,656,603	253,940,994	312,597,597
Class A Common Stock subject to possible redemption	3,968,453,540	31,546,460	4,000,000,000
Class A Common Stock	158	(158)	—
Additional paid-in capital	5,110,881	(5,085,881)	25,000
Accumulated deficit	(111,023)	(280,401,415)	(280,512,438)
Total Stockholders’ Equity/(Deficit)	5,000,016	(285,487,454)	(280,487,438)

Balance sheet as of September 30, 2020 (unaudited)
FPA liabilities	$—	$231,470,840	$231,470,840
Outstanding Warrant liabilities	—	318,831,320	318,831,320
Total Liabilities	57,054,786	550,302,160	607,356,946
Class A Common Stock subject to possible redemption	3,968,355,857	32,413,324	4,000,769,181
Class A Common Stock	162	(162)	—
Additional paid-in capital	4,911,537	(4,886,537)	25,000
Retained Earnings (Accumulated deficit)	88,302	(577,828,785)	(577,740,483)
Total Stockholders’ Equity/(Deficit)	5,000,001	(582,715,484)	(577,715,483)

Balance sheet as of December 31, 2020 (audited)
FPA liabilities	$—	$593,893,320	$593,893,320
Outstanding Warrant liabilities	—	462,704,684	462,704,684
Total Liabilities	57,831,418	1,056,598,004	1,114,429,422
Class A Common Stock subject to possible redemption	3,966,809,006	34,592,293	4,001,401,299
Class A Common Stock	173	(173)	—
Additional paid-in capital	6,430,134	(6,405,134)	25,000
Accumulated deficit	(1,430,298)	(1,084,784,990)	(1,086,215,288)
Total Stockholders’ Equity/(Deficit)	5,000,009	(1,091,190,297)	(1,086,190,288)

Three months ended September 30, 2020 (unaudited)
Transaction costs allocable to Outstanding Warrant liabilities	$—	$(912,625)	$(912,625)
Change in fair value of FPA liabilities	—	(231,470,840)	(231,470,840)
Change in fair value of Outstanding Warrant liabilities	—	(214,771,598)	(214,771,598)
Income (loss) before provision for income taxes	124,657	(447,155,063)	(447,030,406)
Net income (loss)	101,184	(447,155,063)	(447,053,879)
Basic and diluted net loss per common share	(0.56)	0.56	—
Basic and diluted net income per Class A Common Stock subject to possible redemption	—	0.00	0.00
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	—	(4,478,230.61)	(4,478,230.61)

	Previously Reported	Adjustments	As Restated

Period from May 4, 2020 (Inception) through September 30, 2020 (unaudited)
Transaction costs allocable to Outstanding Warrant liabilities	$—	$(912,625)	$(912,625)
Change in fair value of FPA liabilities	—	(231,470,840)	(231,470,840)
Change in fair value of Outstanding Warrant liabilities	—	(214,771,598)	(214,771,598)
Income (loss) before provision for income taxes	111,775	(447,155,063)	(447,043,288)
Net income (loss)	88,302	(447,155,063)	(447,066,761)
Basic and diluted net loss per common share	(0.90)	0.90	—
Basic and diluted net income per Class A Common Stock subject to possible redemption	—	0.00	0.00
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	—	(4,478,359.43)	(4,478,359.43)

Period from May 4, 2020 (Inception) through December 31, 2020 (audited)
Transaction costs allocable to Outstanding Warrant liabilities	$—	$(912,625)	$(912,625)
Change in fair value of FPA liabilities	—	(593,893,320)	(593,893,320)
Change in fair value of Outstanding Warrant liabilities	—	(358,644,962)	(358,644,962)
Loss before provision for income taxes	(1,141,143)	(953,450,907)	(954,592,050)
Net loss	(1,430,298)	(953,450,907)	(954,881,205)
Basic and diluted net loss per common share	(2.61)	2.61	—
Basic and diluted net income per Class A Common Stock subject to possible redemption	—	0.01	0.01
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	—	(9,562,825.04)	(9,562,825.04)

Cash Flow Statement for the Period from May 4, 2020 (Inception) through September 30, 2020 (unaudited)
Net income (loss)	$88,302	$(447,155,063)	$(447,066,761)
Transaction costs allocable to Outstanding Warrant liabilities	—	912,625	912,625
Change in fair value of FPA liabilities	—	231,470,840	231,470,840
Change in fair value of Outstanding Warrant liabilities	—	214,771,598	214,771,598
Initial classification of common stock subject to possible redemption	3,968,453,540	31,546,460	4,000,000,000
Change in value of common stock subject to possible redemption	(97,683)	866,864	769,181

Cash Flow Statement for the Period from May 4, 2020 (Inception) through December 31, 2020 (audited)
Net loss	$(1,430,298)	$(953,450,907)	$(954,881,205)
Transaction costs allocable to Outstanding Warrant liabilities	—	912,625	912,625
Change in fair value of FPA liabilities	—	593,893,320	593,893,320
Change in fair value of Outstanding Warrant liabilities	—	358,644,962	358,644,962
Initial classification of common stock subject to possible redemption	3,968,453,540	31,546,460	4,000,000,000
Change in value of common stock subject to possible redemption	(1,644,534)	3,045,833	1,401,299

Note 3—Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2020, cash and cash equivalents in the balance sheet is comprised of cash in bank of $867 and a money market fund balance of $25,347,420 which is invested solely in U.S. Treasury obligations and cash.

Marketable Securities Held in Trust Account

As of December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.

Outstanding Warrants and FPA Liabilities

The Company accounts for the Outstanding Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Outstanding Warrants and FPA as liabilities with changes in fair value reflected on the statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 8 for further details.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. These costs were allocated on a relative fair value basis, with the portion of offering costs allocated to the Distributable Redeemable Warrants being charged to expense, and the portion of offering costs assigned to the Public Shares being allocated to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $94,623,187, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 6) and $3,373,187 of other offering costs, of which $912,625 was charged to expense, and $93,710,562 was charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account at the end of each reporting period.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company applies the treasury stock method to the Public Warrants sold in the Initial Public Offering, the private placement of the Sponsor and Director Warrants, and the Forward Purchase Agreement (each of which permits the holder to purchase additional shares of Class A Common Stock) in the calculation of diluted income (loss) per share. The ability for the Outstanding Warrants to be exercised is contingent upon the occurrence of future events that have not been met as of the end of reporting period. As a result, the Company has not considered the effect of the Outstanding Warrants on net income / (loss) per common share for the periods presented.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of calculating income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common Stock subject to possible redemption is calculated by dividing the allocable income earned on the Trust Account, net of applicable income taxes, by the weighted-average number of Class A Common Stock subject to possible redemption since original issuance.

Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A Common Stock subject to possible redemption, by the weighted-average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the 100 shares owned by the Sponsor, as these shares do not have any redemption features and do not participate in the income (loss) earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from May 4, 2020 (inception) through December 31, 2020
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$1,690,454
Income tax provision	(289,155)

Net earnings	$1,401,299

Denominator: Weighted-average Class A Common Stock subject to possible redemption
Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	224,130,690

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(954,881,205)
Net earnings allocable to Class A Common Stock subject to possible redemption	(1,401,299)

Non-redeemable net loss	$(956,282,504)

Denominator: Weighted-average Non-redeemable Class B Common Stock
Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100

Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(9,562,825.04)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

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

Note 4—Initial Public Offering

Pursuant to the Initial Public Offering on July 24, 2020, the Company sold 200,000,000 units at a price of $20.00 per Unit. Each Unit consisted of one share of the Company’s Class A Common Stock, and one-ninth of one Distributable Redeemable Warrants. In addition, the Company’s Certificate of Incorporation provides that a pool of Distributable Tontine Redeemable Warrants will be distributed on a pro-rata basis to the Public Stockholders who do not redeem their Public Shares in connection with the Initial Business Combination, the distribution of which will occur immediately after such redemptions and immediately prior to the closing of the Initial Business Combination. Each whole Redeemable Warrant or Forward Purchase Warrant (as defined in Note 5 and, collectively with the Redeemable Warrants, the “Warrants”) entitles the holder to purchase one share of Class A Common Stock at a price of $23.00 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Note 6—Commitments

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.28 per Unit, or $56,250,000 in the aggregate. The aggregate deferred underwriting fees include (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $30,000,000 (a deferral of $12,500,000), plus (ii) a 2.0% rate applied to the gross offering proceeds, subject to a $56,250,000 cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the Trust Account paid in connection with the redemption rights of Public Stockholders, together with the amount of any capital raised in private placements in connection with the Initial Business Combination from investors other than Sponsor or its affiliates (the “Net Redemptions”), results in the Company having less than $2,000,000,000 of cash available upon consummation of the Initial Business Combination, only 25.0% of the aggregate deferred underwriting fees will be payable. If such amount of cash available is $2,000,000,000 or greater, 50% of the aggregate deferred underwriting fees will be payable, and the remaining 50% of the aggregate deferred underwriting fees will be subject to a pro-rata reduction based on the amount of Net Redemptions as a percentage of the total public proceeds of the Initial Public Offering. The deferred underwriting fees will be waived by the underwriters solely in the event that the Company does not complete the Initial Business Combination, subject to the terms of the underwriting agreement entered into by the Company and the underwriters on July 21, 2020.

Note 7—Stockholders’ Equity

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

In case of any reclassification or reorganization of the outstanding shares of Class A Common Stock (other than those described above or that solely affects the par value of such shares of Class A Common Stock), or in the case of any merger or consolidation of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification or reorganization of its outstanding shares of Class A Common Stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, the holders of the Redeemable Warrants will thereafter have the right to purchase and receive, upon the basis and the terms and conditions specified in the Redeemable Warrants and in lieu of the shares of the Company Class A Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the Redeemable Warrants would have received if such holder had exercised their warrants immediately prior to such event. However, if such holders were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each warrant will become exercisable will be deemed to be the weighted-average of the kind and amount received per share by such holders in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer has been made to and accepted by such holders (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by the Company’s stockholders as provided for in its Certificate of Incorporation or as a result of the redemption of Class A Common Stock by the Company if a proposed Initial Business Combination is presented to its stockholders for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act) more than 50% of the issued and outstanding shares of Class A Common Stock, the holder of a warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant holder had exercised the warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Class A Common Stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustment (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the warrant agreement. If less than 70% of the consideration receivable by the holders of Class A Common Stock in such a transaction is payable in the form of common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the redeemable warrant properly exercises the redeemable warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the Black-Scholes value (as defined in the warrant agreement) of the redeemable warrant. The purpose of such exercise price reduction is to provide additional value to holders of the Redeemable Warrants when an extraordinary transaction occurs during the exercise period of the Redeemable Warrants pursuant to which the holders of the Redeemable Warrants otherwise do not receive the full potential value of the warrants.

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

The Commitments of $4,001,401,299 as reflected on the balance sheet relate to the Class A Common Stock held by the Public Stockholders that is subject to redemption (with the associated cash required for such redemption held in the Trust Account). There is $25,348,287 of cash remaining, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”). The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses. In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital. In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors (if any). The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.

Note 8—Fair Value Measurements

The Company measures fair value of financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. As of December 31, 2020, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheet.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid for transfer of the liabilities in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used to classify assets and liabilities based on the observable and unobservable inputs used to value the assets and liabilities:

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

At December 31, 2020, assets held in the Trust Account include cash of $927, $20,963 in money market funds that are invested in U.S. Treasury Securities, and $4,001,668,564 in U.S. Treasury Bills.

The following table presents the Company’s assets and liabilities measured at fair value as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$4,001,690,454

Liabilities:
Outstanding Warrants Liability – Public Warrants	1	213,333,331
Outstanding Warrants Liability – Private Placement Warrants	3	249,371,353
Committed Forward Purchase Agreement Liability	3	429,783,320
Additional Forward Purchase Agreement Liability	3	164,110,000

Initial Measurement

In accordance with ASC 815-40, the Outstanding Warrants and the FPA were accounted for as liabilities. Initial fair values of the Outstanding Warrants and FPA were established when the Company’s Initial Public Offering was declared effective on July 21, 2020, using a modified Black-Scholes pricing model.

Subsequent Measurement

The Company, at each reporting period, re-evaluates the inputs utilized in the modified Black-Scholes pricing model to measure the fair values of the Outstanding Warrants and FPA, with changes in their respective fair values reflected on the statement of operations. On September 11, 2020, the Company’s Class A Common Stock and Public Warrants commenced trading separately on the New York Stock Exchange (“NYSE”). As there is now a listed price on an active market, the Public Warrants were reclassified from a Level 3 to Level 1 instrument.

The significant observable and unobservable inputs used in determining the fair values of the Private Placement Warrants and FPA are as follows, and are reflective of the rights and obligations associated with each liability as of December 31, 2020.

The observable inputs of the Private Placement Warrants and FPA include strike/exercise prices, underlying public stock and warrant prices, a risk-free interest rate and the remaining term of the instrument. The strike price of the Private Placement Warrants is the exercise price per common share of the post-combination business. The exercise price of the FPA is the purchase price of the Forward Purchasers to obtain one share of Class A Common Stock and one-third of one warrant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the reporting date associated with the related term on the instrument. The underlying stock and warrant prices are based on the closing prices on the NYSE as of the reporting date. The expected term is equivalent to each of the warrant and FPA’s remaining contractual term.

Inputs - Private Placement Warrants	December 31, 2020
Strike Price	$24.00
Risk-Free Interest Rate	0.73%
Underlying Stock Price	$27.72
Public Warrant Price	$9.60
Term (Years)	10.78
Volatility	25.00%
Illiquidity Discount	17.00%
Probability of Warrant Renegotiation	24.50%

The Private Placement Warrants have three significant unobservable inputs: (i) Volatility, (ii) Illiquidity Discount and (iii) Probability of Warrant Renegotiation. The volatility of 25.0% reflects the anticipated implied volatility of the potential target company from the Company’s Initial Business Combination (“IBC”) over the Private Placement Warrants’ 10-year term. The Illiquidity Discount of 17.0% relates to an embedded lock-up, whereby the securities underlying the Private Placement Warrants may not be sold for three years post the completion of the Company’s IBC. The Probability of Warrant Renegotiation is a discount based on the probability that the Private Placement Warrants will be restructured at the time of the Company’s IBC. The discount of 24.5% was representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed special purpose acquisition company transactions.

Inputs – Forward Purchase Agreements	December 31, 2020
Exercise Price	$20.00
Risk-Free Interest Rate	0.14%
Underlying Stock Price	$27.72
Public Warrant Price	$9.60
Term (Years)	0.78
Discount for Lack of Marketability – Committed FPA	3.00%
Discount for Lack of Marketability – Additional FPA	8.00%
Discount for Probability of Exercise – Additional FPA	79.80%

The FPA’s significant unobservable inputs include a Discount for Lack of Marketability (“DLOM”) and a Discount for Probability of Exercise. The DLOM for the Committed FPA relates to an embedded lock-up (the “FPA Lock-Up”), whereby the securities underlying the Committed FPA may not be sold for 180 days post the completion of the Company’s IBC. As a result of the FPA Lock-Up, the DLOM was 3.0%. The Additional FPA is subject to the same FPA Lock-Up, and has embedded optionality such that they may be exercised in any amount up to $2 billion. This additional feature, combined with the FPA Lock-Up, resulted in a DLOM of 8.0%. The Discount for Probability of Exercise is a direct result of the embedded option component previously stated. It is modelled to reflect the possible exercise of values between nil and $2 billion, resulting in a discount of 79.8%.

The following tables present the changes in the fair values of the Outstanding Warrants and FPA:

	Public Warrants	Private Placement Warrants	Total Outstanding Warrants
Fair Value at May 4, 2020 (inception)	$—	$—	$—
Initial Measurement	36,222,222	67,837,500	104,059,722
Change in Fair Value	177,111,109	181,533,853	358,644,962

Fair Value at December 31, 2020	$213,333,331	$249,371,353	$462,704,684

	Committed Forward Purchase Agreement	Additional Forward Purchase Agreement	Total Forward Purchase Agreements
Fair Value at May 4, 2020 (inception)	$—	$—	$—
Initial Measurement	—	—	—
Change in Fair Value	429,783,320	164,110,000	593,893,320

Fair Value at December 31, 2020	$429,783,320	$164,110,000	$593,893,320

Transfers between levels during the period are determined and deemed to have occurred at each reporting date. During the period from May 4, 2020 (inception) through December 31, 2020, a transfer from Level 3 to Level 1 measurement of $139,442,405 was recognized as the Public Warrants were separately listed and began trading on the NYSE as of September 11, 2020.

Note 9— Income Taxes

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from May 4, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of Forward Purchase Agreement liabilities	(13.1)%
Change in fair value of Outstanding Warrant liabilities	(7.9)%
Transaction costs allocable to Outstanding Warrant liabilities	(0.0)%
Change in valuation allowance	(0.0)%

Income tax provision	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction and New York. The Company’s tax returns for the period from May 4, 2020 (inception) through December 31, 2020 remain open and subject to examination.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.