Form 10-Q
period 2021-03-31
Pershing Square Tontine Holdings, Ltd.
filed 2021-05-24
CIK 1811882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 200,000,000 shares of Class A common stock, par value $0.0001, and 100 shares of Class B common stock, par value $0.0001, issued and outstanding.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$25,117,342	$25,348,287
Prepaid expenses	2,175,501	2,601,472
Dividends receivable from operating account	228	220

Total Current Assets	27,293,071	27,949,979

Cash and marketable securities held in Trust Account	4,002,588,732	4,001,690,454

Total Assets	$4,029,881,803	$4,029,640,433

Liabilities and Stockholders’ Equity / (Deficit)
Current Liabilities:
Accrued expenses	$5,877,314	$1,207,263
Accrued offering costs	85,000	85,000
Income taxes payable	289,155	289,155

Total Current Liabilities	6,251,469	1,581,418

Forward Purchase Agreement liabilities	325,272,200	593,893,320
Outstanding Warrant liabilities	389,712,103	462,704,684
Deferred income taxes payable	188,639	—
Deferred underwriting fees payable	56,250,000	56,250,000

Total Liabilities	777,674,411	1,114,429,422

Commitments
Class A Common Stock, $0.0001 par value, 200,000,000 shares subject to possible redemption at redemption value	4,002,110,938	4,001,401,299

Stockholders’ Equity / (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized	—	—
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	25,000	25,000
Accumulated deficit	(749,928,546)	(1,086,215,288)

Total Stockholders’ Equity / (Deficit)	(749,903,546)	(1,086,190,288)

Total Liabilities and Stockholders’ Equity / (Deficit)	$4,029,881,803	$4,029,640,433

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Interest and dividends earned in operating account	$638
Legal fees	(4,788,878)
Insurance expense	(413,310)
Research expense	(7,313)
Franchise tax expense	(50,000)
Other expenses	(68,096)

Loss from operations	(5,326,959)

Unrealized gains on marketable securities	898,278

Income earned in Trust Account	898,278

Change in fair value of Forward Purchase Agreement liabilities	268,621,120
Change in fair value of Outstanding Warrant liabilities	72,992,581

Other income	341,613,701

Income before provision for income taxes	337,185,020
Income tax provision	(188,639)

Net income	$336,996,381

Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000

Basic net income per share, Class A Common Stock subject to possible redemption	$0.00

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	243,057,132

Diluted net income per share, Class A Common Stock subject to possible redemption	$0.00

Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100

Basic net income per share, Non-redeemable Class B Common Stock	$3,362,867.42

Diluted net income per share, Non-redeemable Class B Common Stock	$676,656.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity / (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2020 (Audited)	—	$—	100	$—	$25,000	$(1,086,215,288)	$(1,086,190,288)
Measurement adjustment on redeemable common stock	—	—	—	—	—	(709,639)	(709,639)
Net income	—	—	—	—	—	336,996,381	336,996,381

Balance – March 31, 2021 (Unaudited)	—	$—	100	$—	$25,000	$(749,928,546)	$(749,903,546)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$336,996,381
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Forward Purchase Agreement liabilities	(268,621,120)
Change in fair value of Outstanding Warrant liabilities	(72,992,581)
Unrealized gains on marketable securities held in Trust Account	(898,278)
Changes in operating assets and liabilities:
Dividends receivable from operating account	(8)
Prepaid expenses	425,971
Accrued expenses	4,670,051
Deferred income taxes payable	188,639

Net cash used in operating activities	(230,945)

Net decrease in cash	(230,945)
Cash and cash equivalents – beginning of period	25,348,287

Cash and cash equivalents – end of period	$25,117,342

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$56,250,000

Change in value of common stock subject to possible redemption	$709,639

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and identifying a target for an Initial Business Combination. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31st as its fiscal year-end.

The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $13.3 billion of assets under management as of March 31, 2021. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).

The registration statement for the Company’s Initial Public Offering (the “Prospectus”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on July 21, 2020. On July 24, 2020, the Company consummated its Initial Public Offering of 200,000,000 units (“the Units” and, with respect to the shares of Class A Common Stock included in the Units sold, the “Public Shares”), at $20.00 per Unit, generating gross proceeds of $4,000,000,000. Each Unit consisted of one share of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), and one-ninth of one redeemable warrant (the “Distributable Redeemable Warrants” or “Public Warrants”). In addition, the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that an aggregate of 44,444,444 redeemable warrants will be distributed on a pro-rata basis only to holders of record of the Class A Common Stock (however acquired) (the “Public Stockholder”) that are outstanding after the Company redeems any Public Shares whose holders have elected to redeem in connection with the Company’s Initial Business Combination (the “Distributable Tontine Redeemable Warrants” and, collectively with the Distributable Redeemable Warrants, the “Redeemable Warrants.”). The Distributable Tontine Redeemable Warrants will be distributed immediately before the closing of the Company’s Initial Business Combination.

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

Upon the closing of the Initial Public Offering and the private placements, $4,000,000,000 ($20.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placements of the Sponsor Warrants and Director Warrants were placed in a trust account (the “Trust Account”), with the remaining proceeds placed in an operating account outside the Trust Account. As of March 31, 2021, $25,117,342 was held as unrestricted cash outside the Trust Account to pay for ongoing expenses (such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses). The Trust Account is not liable for these expenses.

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

The Trust Account

The Trust Account is located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account will be invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2 (a) (16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. As of March 31, 2021, the Company holds U.S. Treasury bills in the Trust Account with a face value of $4,002,579,000, maturing in April 2021.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At March 31, 2021, cash and cash equivalents in the balance sheet is comprised of cash in bank of $2,292 and a money market fund balance of $25,115,050 which is invested solely in U.S. Treasury obligations and cash. At December 31, 2020, cash and cash equivalents in the balance sheet is comprised of cash in bank of $867 and a money market fund balance of $25,347,420 which is invested solely in U.S. Treasury obligations and cash.

Marketable Securities Held in Trust Account

As of March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.

Outstanding Warrants and FPA Liabilities

The Company accounts for the Public Warrants, the Sponsor Warrants and Director Warrants (“Private Placement Warrants”, collectively with the Public Warrants, the “Outstanding Warrants”) and the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”) in accordance with the guidance contained in ASC 815-40, under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities (the liability related to such Outstanding Warrants, the “Outstanding Warrant Liabilities”). Accordingly, the Company classifies the Outstanding Warrants and FPA as liabilities with changes in fair value reflected on the condensed statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 for further details.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. These costs were allocated on a relative fair value basis, with the portion of offering costs allocated to the Distributable Redeemable Warrants being charged to expense, and the portion of offering costs assigned to the Public Shares being allocated to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $94,623,187, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 5) and $3,373,187 of other offering costs, of which $912,625 was charged to expense and $93,710,562 was charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account at the end of each reporting period.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company applies the treasury stock method to the Public Warrants sold in the Initial Public Offering, the private placement of the Sponsor and Director Warrants and the Forward Purchase Agreement (each of which permits the holder to purchase additional shares of Class A Common Stock) in the calculation of diluted income (loss) per share. The ability for the Outstanding Warrants to be exercised is contingent upon the occurrence of future events that have not been met as of the end of reporting period. As a result, the Company has not considered the effect of the Outstanding Warrants on net income / (loss) per common share for the periods presented.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of calculating income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common Stock subject to possible redemption is calculated by dividing the allocable income earned on the Trust Account, net of applicable income taxes, by the weighted-average number of Class A Common Stock subject to possible redemption since original issuance.

Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A Common Stock subject to possible redemption, by the weighted-average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the 100 shares owned by the Sponsor as these shares do not have any redemption features and do not participate in the income (loss) earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021 (Basic)	Three Months Ended March 31, 2021 (Diluted)
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$898,278	$898,278
Income taxes	(188,639)	(188,639)

Net earnings	$709,639	$709,639

Denominator: Weighted-average Class A Common Stock subject to possible Redemption
Weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	243,057,132

Net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net income minus net earnings and change in fair value FPA liabilities
Net income	$336,996,381	$336,996,381
Net earnings allocable to Class A Common Stock subject to possible redemption	(709,639)	(709,639)
Change in fair value of FPA liabilities	—	(268,621,120)

Non-redeemable net income	$336,286,742	$67,665,622

Denominator: Weighted-average Non-redeemable Class B Common Stock
Weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100

Net income per share, Non-redeemable Class B Common Stock	$3,362,867.42	$676,656.22

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3—Initial Public Offering

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

Of the proceeds from the sale of the Sponsor Warrants, $35,000,000 was deposited in the Trust Account (as described in Note 1) such that $4,000,000,000 was placed in the Trust Account, and the remainder of the proceeds of the Sponsor Warrants and the full proceeds of the Director Warrants (as defined below) are held by the Company outside the Trust Account and will be used to pay for expenses in connection with the Initial Public Offering and Initial Business Combination. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Sponsor Warrants held in the Trust Account will be used to fund the redemption of Public Shares (subject to the requirements of applicable law).

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

Related Party Loans

The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding under the Note.

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

Note 6—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 3,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. The shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company as of the time immediately following the Initial Public Offering and the shares of Class B Common Stock have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company. At March 31, 2021 and December 31, 2020, there were 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Commitments of $4,002,110,938 as reflected on the balance sheet relate to the Class A Common Stock held by the Public Stockholders that is subject to redemption (with the associated cash required for such redemption held in the Trust Account). There is $25,117,342 of cash remaining, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”). The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses. In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital. In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors (if any). The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.

Note 7—Fair Value Measurements

The Company measures fair value of financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. As of March 31, 2021, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheet.

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

At March 31, 2021, assets held in the Trust Account include cash of $927, $20,963 in money market funds that are invested in U.S. Treasury Securities, and $4,002,566,842 in U.S. Treasury Bills.

At December 31, 2020, assets held in the Trust Account include cash of $927, $20,963 in money market funds that are invested in U.S. Treasury Securities, and $4,001,668,564 in U.S. Treasury Bills.

The following table presents the Company’s assets and liabilities measured at fair value as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$4,002,588,732
Liabilities:
Outstanding Warrants Liability – Public Warrants	1	181,111,109
Outstanding Warrants Liability – Private Placement Warrants	3	208,600,994
Committed Forward Purchase Agreement Liability	3	240,132,200
Additional Forward Purchase Agreement Liability	3	85,140,000

Initial Measurement

In accordance with ASC 815-40, the Outstanding Warrants and FPA were accounted for as liabilities. Initial fair values of the Outstanding Warrants and FPA were established when the Company’s Initial Public Offering was declared effective on July 21, 2020, using a modified Black-Scholes pricing model.

Subsequent Measurement

The Company, at each reporting period, re-evaluates the inputs utilized in the modified Black-Scholes pricing model to measure the fair values of the Outstanding Warrants and FPA, with changes in their respective fair values reflected on the condensed statement of operations. On September 11, 2020, the Company’s Class A Common Stock and Public Warrants commenced trading separately on the New York Stock Exchange (“NYSE”). As there is now a listed price on an active market, the Public Warrants were reclassified from a Level 3 to Level 1 instrument.

The significant observable and unobservable inputs used in determining the fair values of the Private Placement Warrants and FPA are as follows, and are reflective of the rights and obligations associated with each liability as of March 31, 2021.

The observable inputs of the Private Placement Warrants and FPA include strike/exercise prices, underlying public stock and warrant prices, a risk-free interest rate and the remaining term of the instrument. The strike price of the Private Placement Warrants is the exercise price per common share of the post-combination business. The exercise price of the FPA, is the purchase price of the Forward Purchasers to obtain one share of Class A Common Stock and one-third of one warrant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the reporting date associated with the related term on the instrument. The underlying stock and warrant prices are based on the closing prices on the NYSE as of the reporting date. The expected term is equivalent to each of the warrant and FPA’s remaining contractual term.

Inputs – Private Placement Warrants	March 31, 2021
Strike Price	$24.00
Risk-Free Interest Rate	1.77%
Underlying Stock Price	$24.01
Public Warrant Price	$8.15
Term (Years)	10.65
Volatility	25.00%
Illiquidity Discount	17.00%
Probability of Warrant Renegotiation	24.50%

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

Inputs – Forward Purchase Agreements	March 31, 2021
Exercise Price	$20.00
Risk-Free Interest Rate	0.05%
Underlying Stock Price	$24.01
Public Warrant Price	$8.15
Term (Years)	0.65
Discount for Lack of Marketability – Committed FPA	3.00%
Discount for Lack of Marketability – Additional FPA	15.00%
Discount for Probability of Exercise – Additional FPA	79.80%

The FPA’s significant unobservable inputs include a Discount for Lack of Marketability (“DLOM”) and a Discount for Probability of Exercise. The DLOM for the Committed FPA relates to an embedded lock-up (the “FPA Lock-Up”), whereby the securities underlying the Committed FPA may not be sold for 180 days post the completion of the Company’s IBC. As a result of the FPA Lock-Up, the DLOM was 3.0%. The Additional FPA is subject to the same FPA Lock-Up, and has embedded optionality such that they may be exercised in any amount up to $2 billion. This additional feature, combined with the FPA Lock-Up, resulted in a DLOM of 15.0%. The Discount for Probability of Exercise is a direct result of the embedded option component previously stated. It is modelled to reflect the possible exercise of values between nil and $2 billion, resulting in a discount of 79.8%.

The following tables present the changes in the fair values of the Outstanding Warrants and FPA:

	Public Warrants	Private Placement Warrants	Total Outstanding Warrants
Fair Value at December 31, 2020	$213,333,331	$249,371,353	$462,704,684
Change in Fair Value	(32,222,222)	(40,770,359)	(72,992,581)

Fair Value at March 31, 2021	$181,111,109	$208,600,994	$389,712,103

	Committed Forward Purchase Agreement	Additional Forward Purchase Agreement	Forward Purchase Agreements
Fair Value at December 31, 2020	$429,783,320	$164,110,000	$593,893,320
Change in Fair Value	(189,651,120)	(78,970,000)	(268,621,120)

Fair Value at March 31, 2021	$240,132,200	$85,140,000	$325,272,200

Transfers between levels during the period are determined and deemed to have occurred at each reporting date. During the three months ended March 31, 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” refer to Pershing Square Tontine Holdings, Ltd., and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are currently in negotiations with a specific business target and while substantial progress has been made, significant issues remain to be addressed before a transaction can be announced and consummated, if at all. We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering and the private placements of the Sponsor Warrants, Director Warrants and Forward Purchase Units, our capital stock, debt or a combination of cash, stock and debt. Our Initial Business Combination will be a negotiated transaction, not a hostile takeover.

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

Certain Observations

During the first quarter of 2021 through to the date of this Quarterly Report, we continued to work on a potential business combination transaction for which we had initiated discussions and began due diligence in November 2020. While substantial progress has been made, significant issues remain to be addressed before a transaction can be announced and consummated, if at all.

For the three months ended March 31, 2021, we recorded net income of $336,996,381, which was primarily due to a non-cash GAAP gain of $341,613,701 related to the change in accounting for our Public Warrants, Sponsor Warrants, Director Warrants and FPA, each of which was previously accounted for as equity. The change in accounting was initiated following publication of a statement by the Staff of the Securities & Exchange Commission on accounting for SPAC warrants, which impacted nearly all SPACs. As a result of the SEC’s public statement, management along with the audit committee reconsidered accounting issues related to these instruments and have restated our financial statements at December 31, 2020 to account for our Public Warrants, Sponsor Warrants, Director Warrants and FPA as liabilities. For the three months ended March 31, 2021, this accounting treatment has required us to record a large non-cash GAAP gain (large non-cash GAAP loss for the period ended December 31, 2020) that does not represent an actual cash gain or loss by the Company, nor do we believe it will have any effect on our ability to consummate an initial business combination on attractive terms.

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

The impact of this accounting treatment is highly volatile as it is driven by changes in our stock price. If our stock price increases over a given measurement period, the fair values of our warrants and FPA will also increase in value and result in a larger liability being recorded on our balance sheet and a larger non-cash GAAP loss recorded in our earnings statement for the period, all other things being equal. Conversely, if our stock price declines over a measurement period, we will record a smaller liability on our balance sheet and report a non-cash GAAP gain in our earnings statement, notwithstanding that our stockholders will be holding shares that have declined in value over the measurement period. Since PSTH is the largest SPAC with the largest Sponsor Committed FPA, and has traded at a significant premium to its cash in trust per share, we expect that our cumulative reported loss through March 31, 2021 related to these liabilities will be larger than those reported by other SPACs.

Non-cash GAAP gains or losses due to changes in the fair value of such instruments have no impact on our business or our cash balances – including the more than $4 billion we hold in a trust account at J.P. Morgan – and the minimum Committed FPA of $1 billion, nor do we expect the change in accounting to have any impact on our ability to consummate a potential initial business combination.

Results of Operations

All activities through March 31, 2021 were related to the Company’s organizational activities, preparation for the Company’s initial public offering, and subsequently, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of interest and dividends on cash and cash equivalents, and marketable securities held in the trust account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $336,996,381, which consisted of a change in the fair value of Forward Purchase Agreement liabilities of $268,621,120, a change in the fair value of Outstanding Warrant liabilities of $72,992,581, unrealized gains on marketable securities held in the trust account of $898,278, and interest and dividends earned on marketable securities held in the operating account of $638, offset by legal, insurance, research, franchise tax and other expenses totaling $5,327,597, and provision for income taxes of $188,639.

Non-GAAP Financial Measures

As noted above, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As such, we believe the amount of committed capital available for an Initial Business Combination is critical to our success as a blank check company. See Liquidity and Capital Resources below for further information on our unrestricted cash balances and funds held in the trust account as of March 31, 2021. In addition, we report adjusted net loss, which is a non-GAAP financial measure that is not required by, or presented in accordance with, GAAP. Management uses this non-GAAP measure to evaluate results as it reduces the volatility of operations due to the accounting for our warrants and forward purchase agreements, which are more fully described in Note 2 of the Notes to Unaudited Condensed Financial Statements included herein, and which do not have an impact on the funds held in the trust account or committed capital available for an Initial Business Combination. We believe this information is useful to investors for these reasons. This non-GAAP measure should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, this measure has limitations as an analytical tool, and when assessing our operating performance, you should not consider this measure in isolation or as a substitute for GAAP measures. We may calculate or present this non-GAAP financial measure differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP measure we report may not be comparable.

Adjusted net loss represents our net income excluding the change in fair value of forward purchase agreement liabilities and the change in fair value of Outstanding Warrant liabilities, which are non-cash items. As of March 31, 2021, our Balance Sheet reflects a liability of $714,984,303 (December 31, 2020: $1,056,598,004) related to liabilities which do not impact the funding available for an Initial Business Combination. As can be observed, the value of the liabilities relating to these instruments under GAAP (and the related income/(loss) that flows through the statement of operations) can swing significantly when in fact no economic changes have occurred.

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Net income	$336,996,381
Less:
Change in fair value of Forward Purchase Agreement liabilities	268,621,120
Change in fair value of Outstanding Warrant liabilities	72,992,581

Adjusted net loss	$(4,617,320)

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

As of March 31, 2021, we had an unrestricted cash balance of $25,117,342 in the operating account, held outside the trust account to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,002,588,732. Interest and dividend income earned on the balance in the trust account will be used to pay taxes on such income. During the three months ended March 31, 2021, we did not withdraw any interest or dividends earned on the trust account.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations as of March 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s balance sheet.

Outstanding Warrants and FPA Liabilities

We account for our Outstanding Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Outstanding Warrants and FPA as liabilities with changes in fair value reflected on the Company’s statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 of the Notes to Unaudited Condensed Financial Statements included herein for further information on the significant inputs to the models utilized to determine the fair value of the Outstanding Warrants and FPA liabilities.

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

Off-Balance Sheet Arrangements.

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering and the private placements of the Sponsor Warrants and Director Warrants that are held in the trust account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less proceeds held in the trust account than initially deposited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on their evaluation, our Certifying Officers have concluded that, as of March 31, 2021, our disclosure controls and procedures were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstance that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, including the identification of third-party professionals with whom to consult regarding the application of complex accounting matters, and engaged third-party valuation specialists to assist management in determining the fair value of the Distributable Redeemable Warrants, Sponsor Warrants, Director Warrants, and FPA. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting beginning in the second quarter of 2021, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and management has concluded that these controls operate effectively.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our restated Annual Report on the 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our restated Annual Report on the 10-K/A for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

PART III—SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2021	Pershing Square Tontine Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: May 24, 2021	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer