Form 10-Q
period 2021-06-30
Pershing Square Tontine Holdings, Ltd.
filed 2021-08-13
CIK 1811882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(MARK ONE)
☒
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES E
XCHANGE ACT OF 1934
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
12b-2
of the Exchange Act). Yes ☒ No ☐
As of August 1
2
, 2021, there were 200,000,000 shares of Class A common stock, par value $0.0001, and 100 shares of Class B common stock, par value $0.0001, issued and outstanding.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$25,023,579	$25,348,287
Prepaid expenses	1,749,083	2,601,472
Dividends receivable from operating account	89	220

Total Current Assets	26,772,751	27,949,979
Cash and marketable securities held in Trust Account	4,002,224,637	4,001,690,454
Dividend receivable from Trust Account	22,363	–

Total Assets	$4,029,019,751	$4,029,640,433

Liabilities and Stockholders’ Equity / (Deficit)
Current Liabilities:
Accrued expenses	$18,908,998	$1,207,263
Accrued offering costs	85,000	85,000
Income taxes payable	80,928	289,155

Total Current Liabilities	19,074,926	1,581,418
Forward Purchase Agreement liabilities	307,907,600	593,893,320
Outstanding Warrant liabilities	226,672,497	462,704,684
Deferred underwriting fees payable	56,250,000	56,250,000

Total Liabilities	609,905,023	1,114,429,422

Commitments
Class A Common Stock, $0.0001 par value, 200,000,000 shares subject to possible redemption at redemption value	4,002,166,072	4,001,401,299

Stockholders’ Equity / (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized	–	–
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	–	–
Additional paid-in capital	25,000	25,000
Accumulated deficit	(583,076,344)	(1,086,215,288)

Total Stockholders’ Equity / (Deficit)	(583,051,344)	(1,086,190,288)

Total Liabilities and Stockholders’ Equity / (Deficit)	$4,029,019,751	$4,029,640,433

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period From May 4, 2020 (Inception) Through June 30, 2020

Interest and dividends earned in operating account	$433	$1,071	$–
Legal fees	(7,507,262)	(12,296,140)	–
Advisory fees	(5,000,000)	(5,000,000)	–
Insurance expense	(413,309)	(826,619)	–
Franchise tax expense	(50,000)	(100,000)	–
Research expense	(20,000)	(27,313)	–
Other expenses	(561,866)	(629,962)	(12,882)

Loss from operations	(13,552,004)	(18,878,963)	(12,882)
Dividends earned on marketable securities held in Trust Account	79,879	79,879	–
Realized gains on marketable securities held in Trust Account	1,092,900	1,092,900	–
Change in unrealized gains on marketable securities held in Trust Account	(1,080,741)	(182,463)	–

Income earned in Trust Account	92,038	990,316	–
			–
Change in fair value of Forward Purchase Agreement liabilities	17,364,600	285,985,720	–
Change in fair value of Outstanding Warrant liabilities	163,039,606	236,032,187	–

Other income	180,404,206	522,017,907	–

Income/(loss) before provision for income taxes	166,944,240	504,129,260	(12,882)
Income tax provision	(36,904)	(225,543)	–

Net income/(loss)	$166,907,336	$503,903,717	$(12,882)

Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	200,000,000	–

Basic net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$–

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	216,089,351	234,624,697	–

Diluted net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$–

Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100

Basic net income/(loss) per share, Non-redeemable Class B Common Stock	$1,668,522.02	$5,031,389.44	$(128.82)

Diluted net income/(loss) per share, Non-redeemable Class B Common Stock	$1,172,422.02	$2,171,532.24	$(128.82)

T
he accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	For the Three and Six Months Ended June 30, 2021
	Common Stock						Additional		Total
	Class A			Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital	Deficit	Equity / (Deficit)

Balance – December 31, 2020 (Audited)	–	$	–	100	$	–	$25,000	$(1,086,215,288)	$(1,086,190,288)
Measurement adjustment on redeemable common stock	–		–	–		–	–	(709,639)	(709,639)
Net income	–		–	–		–	–	336,996,381	336,996,381

Balance – March 31, 2021 (Unaudited)	–	$	–	100	$	–	$25,000	$(749,928,546)	$(749,903,546)
Measurement adjustment on redeemable common stock	–		–	–		–	–	(55,134)	(55,134)
Net income	–		–	–		–	–	166,907,336	166,907,336

Balance – June 30, 2021 (Unaudited)	–	$	–	100	$	–	$25,000	$(583,076,344)	$(583,051,344)

	For the Period From May 4, 2020 (Inception) Through June 30, 2020
	Common Stock						Additional		Total
	Class A			Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital	Deficit	Equity / (Deficit)

Balance – May 4, 2020 ( I nception)	–	$	–	–	$	–	$–	$–	$–
Issuance of Class B Common Stock to Sponsor	–		–	100		–	25,000	–	25,000
Net loss	–		–	–		–	–	(12,882)	(12,882)

Balance – June 30, 2020 (Unaudited)	–	$	–	100	$	–	$25,000	$(12,882)	$(12,118)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2021	For the Period From May 4, 2020 (Inception) Through June 30, 2020
Cash flows from operating activities:
Net income/(loss)	$503,903,717	$(12,882)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Forward Purchase Agreement liabilities	(285,985,720)	–
Change in fair value of Outstanding Warrant liabilities	(236,032,187)	–
Dividends earned on marketable securities held in Trust Account	(79,879)	–
Realized gains on marketable securities held in Trust Account	(1,092,900)	–
Change in unrealized gains on marketable securities held in Trust Account	182,463	–
Changes in operating assets and liabilities:
Dividends receivable from operating account	131	–
Prepaid expenses	852,389	–
Deferred offering costs	–	(2,138,699)
Accrued expenses	17,701,735	–
Accrued offering costs	–	1,478,197
Income taxes payable	(208,227)	–

Net cash used in operating activities	(758,478)	(673,384)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay income taxes	433,770	–

Net cash provided by investing activities	433,770	–

Cash flows from financing activities:
Proceeds from promissory note	–	971,924
Proceeds from issuance of Class B Common Stock to Sponsor	–	25,000

Net cash provided by financing activities	–	996,924

Net change in cash	(324,708)	323,540
Cash and cash equivalents – beginning of period	25,348,287	–

Cash and cash equivalents – end of period	$25,023,579	$323,540

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$433,770	$–

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$56,250,000	$–

Deferred offering costs payable	$85,000	$1,465,389

Change in value of common stock subject to possible redemption	$764,773	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
Note 1—Description of Organization and Business Operations
Organization and General
Pershing Square Tontine Holdings, Ltd. (the “Company”) is a blank check company incorporated in Delaware on May 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, a
s
set acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, identifying a target for an Initial Business Combination, and activities in connection with the proposed Initial Business Combination with Vivendi S.E. (“Vivendi”), a corporation (société européenne) incorporated under the laws of France, in which the Company would purchase shares of Universal Music Group B.V. (“UMG”, majority owned subsidiary of Vivendi), a private company with limited liability organized under the laws of the Netherlands, as described further in Note 5. The Company generates non-operating
income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31 st
as its fiscal
year-end.
The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $13.3 billion of assets under management as of June 30, 2021. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).
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
Upon the closing of the Initial Public Offering and the private placements, $4,000,000,000 ($20.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placements of the Sponsor Warrants and Director Warrants were placed in a trust account (the “Trust Account”), with the remaining proceeds placed in an operating account outside the Trust Account. As of June 30, 2021, $25,023,579 was held as unrestricted cash outside the Trust Account to pay for ongoing expenses

(such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses). The Trust Account is not liable for these expenses.
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
The Trust Account
The Trust Account is located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule
2a-7
promulgated under the Investment Company Act of 1940, as amended. As of June 30, 2021, assets held in the Trust Account were entirely held in money market funds that invest solely in U.S. Treasury obligations and cash.
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
In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all remaining assets available for distribution to them after payment of liabilities and after a provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock.
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
10-K/A
for the year ended December 31, 2020.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company difficult or impossible if such other public company is (i) not an emerging growth company or (ii) is an emerging growth company that has opted out of using th
e
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2021, cash and cash equivalents is comprised of cash in bank of

$
2,957
and a money market fund balance of $
25,020,622
which is invested solely in U.S. Treasury obligations and cash. At December 31, 2020, cash and cash equivalents is comprised of cash in bank of $
867
and a money market fund balance of $
25,347,420
which is invested solely in U.S. Treasury obligations and cash.
Marketable Securities Held in Trust Account
As of June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds that invest solely in U.S. Treasury obligations and cash. As of December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.
From
its

inception to June 30, 2021, the Company has withdrawn $433,770 of income earned on the Trust Account to pay for its income tax obligations, of which all were withdrawn during the three months ended June 30, 2021.
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
and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit sold as part of the Initial Public Offering. These costs were allocated on a relative fair value basis, with the portion of offering costs allocated to the Distributable Redeemable Warrants being charged to expense, and the portion of offering costs assigned to the Public Shares being allocated to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $
94,623,187, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 5) and $3,373,187 of other offering costs, of which $912,625 was charged to expense and $93,710,562 was charged to stockh
o
lders’ equity.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 200,000,000
shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company applies the treasury stock method to the Public Warrants sold in the Initial Public Offering, the private placement of the Sponsor and Director Warrants and the Forward Purchase Agreement (each of which permits the holder to purchase additional shares of Class A Common Stock) in the calculation of diluted income (loss) per share. The ability for the Outstanding Warrants to be exercised is contingent upon the occurrence of future events that have not been met as of the end of the reporting period. As a result, the Company has not considered the effect of the Outstanding Warrants on net income (loss) per common share for the periods presented.
The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares in a manner similar to the two-class
method of calculating income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common Stock subject to possible redemption is calculated by dividing the allocable income earned on the Trust Account, net of applicable income taxes, by the weighted-average number of Class A Common Stock subject to possible redemption outstanding for the period.
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021		For the Period From May 4, 2020 (Inception) through June 30, 2020
	(Basic)	(Diluted)	(Basic)	(Diluted)	(Basic and Diluted)

Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$92,038	$92,038	$990,316	$990,316	$–
Income taxes	(36,904)	(36,904)	(225,543)	(225,543)	–

Net earnings	$55,134	$55,134	$764,773	$764,773	$–

Denominator: Weighted-average Class A Common Stock subject to possible redemption
Weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	216,089,351	200,000,000	234,624,697	–

Net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00	$–

Non-Redeemable Class B Common Stock
Numerator: Net income/(loss) minus net earnings and change in fair value of FPA liabilities
Net income/(loss)	$166,907,336	$166,907,336	$503,903,717	$503,903,717	$(12,882)
Net earnings allocable to Class A Common Stock subject to possible redemption	(55,134)	(55,134)	(764,773)	(764,773)	–
Change in fair value of FPA liabilities (1)	–	(49,610,000)	–	(285,985,720)	–

Non-redeemable net income/(loss)	$166,852,202	$117,242,202	$503,138,944	$217,153,224	$(12,882)

Denominator: Weighted-average Non-redeemable Class B Common Stock
Weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100	100	100

Net income/(loss) per share, Non-redeemable Class B Common Stock	$1,668,522.02	$1,172,422.02	$5,031,389.44	$2,171,532.24	$(128.82)

(1)	For the three months ended June 30, 2021, the change in fair value of FPA liabilities reflects only the change in the additional FPA for the calculation of the diluted earnings per share.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.

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
Note 3— Initial Public Offering
Pursuant to the Initial Public Offering on July 24, 2020, the Company sold 200,000,000 units at a price of $20.00 per Unit. Each Unit consisted of one share of the Company’s Class A Common Stock, and one-ninth
 of one Distributable Redeemable Warrants. In addition, the Company’s Certificate of Incorporation provides that an aggregate of 44,444,444 Distributable Tontine Redeemable Warrants will be distributed on a pro-rata basis to the Public Stockholders who do not redeem their Public Shares in connection with the Initial Business Combination, the distribution of which will occur immediately after such redemptions and immediately prior to the closing of the Initial Business Combination. Each whole Redeemable Warrant or Forward Purchase Warrant (as defined in Note 4 and, collectively with the Redeemable Warrants, the “Warrants”) entitles the holder to purchase one share of Class A Common Stock at a price of $23.00 per share, subject to adjustment (see Note 6).
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

Director Warrants
Concurrently with the Initial Public Offering, each of the Company’s directors, other than Mr. Ackman, purchased an aggregate amount
of $
2,837,500 of director warrants (“Director Warrants”) in private placements. The directors who have purchased Director Warrants have agreed, subject to limited exceptions, not to transfer, assign or sell such Director Warrants until three years after the completion of the Initial Business Combination. Each Director Warrant will be exercisable for a percentage of the common shares of the post-combination business calculated as the purchase price of such Director Warrant divided by the purchase price of the Sponsor Warrants, multiplied by 5.95%, reflecting fair market value as determined with respect to the Sponsor Warrants. The aggregate Director Warrants will be exercisable for approximately 0.26% of the common shares of the post-combination business on a fully diluted basis. The exercise price per common share of the post-combination business will be $24.00. The Director Warrants will have a term of 10 years from the consummation of the Initial Business Combination. The Director Warrants are not redeemable by the Company and will be exercisable, in whole or in part, on a cash or cashless basis.
The Sponsor Warrants and the Director Warrants will be exercisable, in the aggregate, for that number of shares equal to approximately 6.21% of the shares of the post-combination business on a fully diluted basis.
Forward Purchase Agreement
On June 21, 2020, the Pershing Square Funds (each a “Forward Purchaser” and collectively the “Forward Purchasers”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) with the Company, regarding the purchase of units (the “Forward Purchase Units”), each of which has a purchase price of $20.00 and consists of one share of Class A Common Stock (the “Forward Purchase Shares”), and
one-third
of one warrant (the “Forward Purchase Warrants”). Pursuant to the Forward Purchase Agreement, the Forward Purchasers agreed to purchase an aggregate amount
of $1,000,000,000 of Forward Purchase Units (the “Committed Forward Purchase Units”), or 50,000,000
 such units. The purchase of the Committed Forward Purchase Units will take place in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, with the full amount to have been purchased no later than simultaneously with the closing of the Initial Business Combination. The Forward Purchasers are not permitted to transfer the right to purchase the Committed Forward Purchase Units.
The Forward Purchase Agreement also provides that the Forward Purchasers may elect to purchase up to an additional aggregate amount
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
The Forward Purchase Shares, the Forward Purchase Warrants and the shares of Class A Common Stock underlying the Forward Purchase Warrants (collectively, the “Forward Purchase Securities”) have terms identical to those of the shares of Class A Common Stock and the Redeemable Warrants included in the Units sold in the Initial Public Offering, except, (i) the Forward Purchase Securities will be subject to transfer restrictions and will have certain rights as long as they are held by the Forward Purchaser or its permitted transferees; (ii) the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement prior to the Initial Business Combination, except with respect to certain provisions relating solely to restrictions on the transfer of the Forward Purchase Securities; and (iii) the Forward Purchase Shares will not be entitled to receive any Distributable Tontine Redeemable Warrants, will not have any redemption rights in connection with the Initial Business Combination or in connection with certain amendments to the Certificate of Incorporation, and will not have any right to liquidating distributions from the Trust Account in the event that the Company fails to complete its Initial Business Combination within the Combination Period. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights.
Director Forward Purchase Agreement
On July 21, 2020, the Company entered into a Director Forward Purchase Agreement with certain of its independent directors (the “Director Forward Purchasers”). The Director Forward Purchasers agreed to purchase, in one or more private placements in such amounts and at such time or times as each Director Forward Purchasers determines, but no later than simultaneously with the closing of the Initial Business Combination, an aggregate amount
of $6,000,000

of Forward Purchase Units. The Director Forward Purchasers may not transfer their obligation to purchase such Forward Purchase Units, other than to the Sponsor, its affiliates and to other directors. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights.

Registration Rights
On July 21, 2020, the Company entered into a Re
g
istration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, the Forward Purchasers and the independent directors of the Com
p
any, pursuant to which the Company is required to use commercially reasonable efforts to file within 120 days of the Initial Business Combination, and use best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Warrants, (ii) the Director Warrants, (iii) the shares issuable upon the exercise of the Sponsor Warrants or Director Warrants, (iv) the Forward Purchase Securities, (v) the shares of Class A Common Stock issuable upon conversion of the Sponsor’s Class B Common Stock and (vi) any other shares or warrants of the Company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, will be entitled to make up to 10 demands that the Company register the foregoing securities, and will have certain “piggyback rights” with respect to other registration statements filed by the Company. The post-combination business will bear the expenses in connection with the filing of any such registration statements.
Related Party Loans
The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. As of June 30, 2021 and December 31, 2020, $378,880 was left under the Note to be drawn down, however there were no borrowings outstanding.
Assignment Agreement
On July 18, 2021, the Company entered into an Assignment Agreement with Pershing Square Holdings, Ltd. and certain of its affiliates, pursuant to which the Company assigned its rights under the Share Purchase Agreement (as defined and further discussed in Note 5) to the Assignees.
Note 5—Commitments and Contingencies
Proposed Initial Business Combination
On June 20, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Vivendi to purchase a number of ordinary shares, par value €10 per share, representing approximately 10% of the share capital and voting rights, on a fully diluted basis, of UMG (the “UMG Shares”) for approximately $
4
 billion (the “Share Purchase”), with the expectation that the Company would distribute the UMG Shares to its Public Stockholders (the “Distribution” and together with the Share Purchase, the “Proposed IBC”). The Company expected that the Share Purchase would be consummated in the third quarter of 2021 and the Distribution would occur in November or December 2021.
In connection with the Proposed IBC, the Company and Vivendi also entered into an indemnification agreement pursuant to which the Company agreed to indemnify Vivendi and certain of its related parties for certain potential liabilities in connection with the Company’s redemption tender offer, the warrant exchange offer and the Distribution (each as further described below).
Also on June 20, 2021, the Company, the Sponsor, the Pershing Square Funds and the Company’s independent directors entered into the Pershing Entities Letter Agreement, pursuant to which:

•
The Company and the Pershing Square Funds agreed to amend and restate the Forward Purchase Agreement concurrently with the closing
of the Proposed IBC, pursuant to which the Forward Purchasers would exercise their right to purchase an aggregate amount of
$1.6
billion of Forward Purchase Units ($1.0 billion of Committed Forward Purchase Units and $600 million of Additional Forward purchase Units). The price per share at which the Pershing Square Funds would have exercised such amended Forward Purchase Agreement would be equal to RemainCo’s (defined below) net asset value at the time of such purchase;

•
The Company and the Sponsor agreed to amend the Sponsor Warrants concurrently with the closing of the Proposed IBC, such that the Sponsor Warrants would not be exercised or otherwise participate in the Proposed IBC. Instead, they would remain in place, but the exercise price would be adjusted to equal
120%

of RemainCo’s (defined below) net asset value immediately prior to the time it completed its anticipated future business combination with an operating business; and

•
The Company and its independent directors agreed that the Director Warrants would not be exercised in connection with the Proposed IBC
, and would be amended concurrently with the closing of the Proposed IBC. The result of such amendment would have been that,
 (i) the holders of the Director Warrants would receive shares in the Company in exchange for approximately 72% of the fair market value of the Director Warrants (as determined by a third-party valuation firm), to compensate for the fact that they would not participate in the Proposed IBC as originally envisioned, (ii) such shares would participate in the Distribution and (iii) the roughly 28% of the value of the Director Warrants would remain in place with their exercise price adjusted in the same manner as the exercise price of the Sponsor Warrants as explained above.

The Company further announced that it expected to undertake a 1:4 reverse stock split following the issuance of the Distributable Tontine Redeemable Warrants, all warrants in respect of the Forward Purchase Agreement and Director Forward Purchase Agreements and the Distribution so that its net asset value (“NAV”) would be approximately $22 per share.
Pursuant the Proposed IBC, following the Distribution, the Company would have continued to exist. and it would not have disappeared into UMG nor would it have been liquidated. The Company continuing to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).
On July 8, 2021, the Company launched (i) a redemption tender offer which was intended to provide Public Stockholders with the opportunity to exercise their right to redeem their shares of Class A Common Stock in connection with the Proposed IBC and (ii) a warrant exchange offer which provided holders of the Company’s currently outstanding Distributable Redeemable Warrants the opportunity to exchange those warrants for shares of Class A Common Stock at a rat
io
of 0.2650 shares per warrant.
On July 19, 2021, the Company announced that its board of directors unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates (the “Assignees”). The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket expenses incurred to date by the Company in connection with transactions related to the Proposed IBC, which are
 expected to be approximately $25 million. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
On July 21, 2021, the Company terminated its redemption tender offer and warrant exchange offer. Given the events of July 19 and July 21, the Company has begun to pursue an alternative initial business combination.
On August
10
, 2021, the Assignees completed an initial closing under the Share Purchase Agreement acquiring 128,555,017 UMG shares, or approximately 7.1% of the share capital of UMG, for an aggregate purchase price of $2.8 billion, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above. Also on August 10, 2021, the Company acknowledged and stepped out of the registration rights agreement, transferring it to the Assignees, which now provides, among other things, the Assignees the ability to register UMG in a U.S. initial public offering no earlier than 2023 rather than providing for the U.S. Distribution that the Company envisioned in the Proposed IBC at the end of this calendar year.
This Quarterly Report on the
10-Q
reflects the position of the Company as of June 30, 2021. The Private Placement Warrants and Forward Purchase Agreements are shown at their fair values as of June 30, 2021, under the Company’s Proposed IBC structure. After the Company announced the cancellation of the Proposed IBC on July 19, 2021, the valuation methodologies used to determine the fair values of the Private Placement Warrants and Forward Purchase Agreements reverted to the original methodologies based upon on the Company’s agreements prior to the Proposed IBC.
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
Note 6—Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 3,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. The shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company as of the time immediately following the Initial Public Offering and the shares of Class B Common Stock have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company. At June 30, 2021 and December 31, 2020, there were 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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
Redemption of Warrants when the price per share of Class
 A Common Stock equals or exceeds $36.00.
Once the Warrants become exercisable, the Company may call the Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●
upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder, provided that holders will be able to exercise their Warrants prior to the time of redemption and, at the Company’s election, any such exercise may be required to be on a cashless basis as described below; and

●
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
Redemption of Warrants when the price per share of Class
 A Common Stock equals or exceeds $20.00
. In addition, once the Warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

●	in whole and not in part;
●	at $0.10 per Warrant
●
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

●
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
In addition, if the Company, at any time while the Redeemable Warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to the holders of Class A Common Stock on account of such shares of Class A

Common Stock (or other shares of the Company’s capital stock into which the Redeemable Warrants are convertible), other than: (a) as described above; (b) certain ordinary cash dividends; (c) to satisfy the re
d
emption rights of the holders of Class A Common Stock in connection with a proposed Initial Business Combination; (d) to satisfy the redemption rights of the holders of Class A Common Stock in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Initial Business Combination, (ii) to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A Common Stock issued in the Initial Public Offering if it does not complete the Initial Business Combination within the Combination Period or (iii) with respect to any other provision relating to stockholders’ rights or pre-Initial
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
The Commitments of $4,002,166,072
as reflected on the unaudited condensed balance sheets relate to the Class A Common Stock held by the Public Stockholders that is subject to redemption (with the associated cash required for such redemption held in the Trust Account) as of June 30, 2021. There is

$
25,023,579
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
Note 7—Fair Value Measurements
The Company measures fair value of financial instruments in accordance with ASC 820,
Fair Value Measurements and Disclosures
. As of June 30, 2021, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the unaudited condensed balance sheets.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid for transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The level within which the fair value measurements is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement. The following fair value hierarchy is used to classify assets and liabilities based on the observable and unobservable inputs used to value the assets and liabilities:

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
At June 30, 2021, assets held in the Trust Account were entirely held in money market funds that invest solely in U.S. Treasury obligations and cash.

At December 31, 2020, assets held in the Trust Account in
c
lude cash of $927, $20,963 in
a
money market fund that
is
invested in U.S. Treasury obligations, and $4,001,668,564 in U.S. Treasury Bills.
The following table presents the Company’s assets and liabilities measured at fair value as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	June 30, 2021

Assets:
Cash and marketable securities held in Trust Account	1	$4,002,224,637

Liabilities:
Outstanding Warrants Liability – Public Warrants	1	139,999,999
Outstanding Warrants Liability – Private Placement Warrants	3	86,672,498
Committed Forward Purchase Agreement Liability	3	272,377,600
Additional Forward Purchase Agreement Liability	3	35,530,000
Initial Measurement
In accordance with ASC
815-40,
the Outstanding Warrants and FPA were accounted for as liabilities. Initial fair values of the Outstanding Warrants and FPA were established when the Company’s Initial Public Offering was declared effective on July 21, 2020, using a modified Black-Scholes pricing model.
Subsequent Measurement
The Company, at each reporting period,
re-evaluates
the inputs utilized in the modified Black-Scholes pricing model to measure the fair values of the Private Placement Warrants and FPA, with changes in their respective fair values reflected on the condensed statements of operations. On September 11, 2020, the Company’s Class A Common Stock and Public Warrants commenced trading separately on the New York Stock Exchange (“NYSE”). As there is now a listed price on an active market, the Public Warrants were reclassified from a Level 3 to Level 1 instrument.
As described in Note 5, the fair values of the of the Private Placement Warrants and the FPA as of June 30, 2021 reflect the amendments to the Sponsor Warrants and Directors Warrants agreements and to the FPA. The Private Placement Warrants and the Additional FPA are therefore valued based on the Future Business Combination that RemainCo would enter into (including the assumption of a 1:4 reverse stock split that would result in the estimated $22
NAV per share), whereas the Committed FPA continues to be valued based on the Company’s Proposed IBC. The Company considered the effects that the subsequent cancellation of the Proposed IBC would have had on these assumptions and may have had on the stock and Public Warrant prices and noted that the changes to the fair values could have been material.
The significant observable and unobservable inputs used in determining the fair values of the Private Placement Warrants and FPA are as follows, and are reflective of the rights and obligations associated with each liability as of June 30, 2021.
The observable inputs of the Private Placement Warrants and FPA include strike/exercise prices, underlying public stock and warrant prices, a risk-free interest rate and the remaining term of the instrument. The strike price of the Private Placement Warrants is the exercise price per common share of the post-combination business. The exercise price of the FPA, is the purchase price of the Forward Purchasers to obtain one share of Class A Common Stock and one-third
of one warrant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the reporting date associated with the related term on the instrument. The underlying stock and warrant prices are based on the closing prices of the respective securities on the NYSE as of the reporting date.

The expected term is equivalent to each of the warrant and FPA’s remaining contractual term.

Inputs - Private Placement Warrants	June 30, 2021

Strike Price	$26.40
Risk-Free Interest Rate	1.51%
Underlying Stock Price (RemainCo)	$22.00
Term (Years)	11.13
Volatility	25.00%
Illiquidity Discount	22.00%
Probability of Warrant Renegotiation	17.78%
The Private Placement Warrants have three significant unobservable inputs: (i) Volatility, (ii) Illiquidity Discount and
(iii) Probability of Warrant Renegotiation. The volatility of
25.0
% reflects the anticipated implied volatility of the potential target company from RemainCo’s Future Business Combination over the Private Placement Warrants’
10-year
 term. The Illiquidity Discount of
22.0
% relates to an embedded lock-up, whereby the securities underlying the Private Placement Warrants may not be sold for three years
 post the completion of RemainCo’s Future Business Combination. The Probability of Warrant Renegotiation is a discount based on the probability that the Private Placement Warrants will be restructured at the time of RemainCo’s Future Business Combination. The discount of
17.78
% was representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed special purpose acquisition company transactions.

In line with the amendments to the Director Warrants Agreement noted above, the fair value of the Director Warrants at June 30, 2021 represents (i) shares in the Company in exchange for approximately 72% of the fair market value of the Director Warrants (as determined by a third-party valuation firm), and (ii) Director Warrants exercisable for that number of shares constituting approximately 0.07% of the common shares of the post-combination business on a fully diluted basis as of the time immediately following RemainCo’s Future Business Combination (approximately 28% of their original percentage) and its inputs are listed in the table above.

Inputs – Committed Forward Purchase Agreement	June 30, 2021

Exercise Price	$20.00
Risk-Free Interest Rate	0.05%
Underlying Stock Price	$22.76
Public Warrant Price	$6.30
Term (Years)	0.13
Discount for Lack of Marketability	2.00%

Inputs – Additional Forward Purchase Agreement	June 30, 2021

Exercise Price	$22.00
Risk-Free Interest Rate	0.09%
Underlying Stock Price (RemainCo)	$22.00
Term (Years)	1.13
Discount for Lack of Marketability	28.00%
Discount for Probability of Exercise	31.25%
The FPA’s significant unobservable inputs include a Discount for Lack of Marketability (“DLOM”) and a Discount for Probability of Exercise. The DLOM for the Committed FPA relates to an embedded lock-up (the “FPA Lock-Up”), whereby the securities underlying the Committed FPA may not be sold for 180 days post the completion of the Company’s Proposed IBC. As a result of the FPA Lock-Up, the DLOM was 2.0%. The Additional FPA is subject to the same FPA Lock-Up (following RemainCo’s Future Business Combination), and has embedded optionality such that they may be exercised in any amount up to $1.4 billion. This additional feature, combined with the FPA Lock-Up, resulted in a DLOM of 28.0%. The Discount for Probability of Exercise is a direct result of the embedded option component previously stated. It is modelled by looking at the percentage of additional forward purchase agreements that are funded in other SPACs upon the completion of their initial business combinations resulting in a discount of 31.25%.
The following tables present the changes in the fair values of the Outstanding Warrants and FPA:

	Public Warrants	Private Placement Warrants	Total Outstanding Warrants
Fair Value at December 31, 2020	$213,333,331	$249,371,353	$462,704,684
Change in Fair Value	(73,333,332)	(162,698,855)	(236,032,187)

Fair Value at June 30, 2021	$139,999,999	$86,672,498	$226,672,497

	Committed Forward Purchase Agreement	Additional Forward Purchase Agreement	Forward Purchase Agreements
Fair Value at December 31, 2020	$429,783,320	$164,110,000	$593,893,320
Change in Fair Value	(157,405,720)	(128,580,000)	(285,985,720)

Fair Value at June 30, 2021	$272,377,600	$35,530,000	$307,907,600

Transfers between levels during the period are determined and deemed to have occurred at each reporting date. During the three and six months ended June 30, 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the decision not to proceed with the Proposed IBC and the related assignment and assumption of (i) the Share Purchase Agreement, (ii) the indemnity agreement; (iii) UMG transaction costs, and the first closing of the share purchase by the Assignees which released the Company from certain obligations to Vivendi as discussed in Note 5, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Recent Developments
On June 20, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Vivendi to purchase a number of ordinary shares, par value €10 per share, representing approximately 10% of the share capital and voting rights, on a fully diluted basis, of UMG (the “UMG Shares”) for approximately $4 billion (the “Share Purchase”), with the expectation that the Company would distribute the UMG Shares to its Public Stockholders (the “Distribution” and together with the Share Purchase, the “Proposed IBC”). The Company expected that the Share Purchase would be consummated in the third quarter of 2021 and the Distribution would occur in November or December 2021.
In connection with the Proposed IBC, the Company and Vivendi also entered into an indemnification agreement pursuant to which the Company agreed to indemnify Vivendi and certain of its related parties for certain potential liabilities in connection with the Company’s redemption tender offer, the warrant exchange offer and the Distribution (each as further described below).
Also on June 20, 2021, the Company, the Sponsor, the Pershing Square Funds and the Company’s independent directors entered into the Pershing Entities Letter Agreement, pursuant to which:

•
The Company and the Pershing Square Funds agreed to amend and restate the Forward Purchase Agreement concurrently with the closing of the Proposed IBC, pursuant to which the Forward Purchasers would exercise their right to purchase an aggregate amount of $1.6 billion of Forward Purchase Units ($1.0 billion of Committed Forward Purchase Units and $600 million of Additional Forward Purchase Units). The price per share at which the Pershing Square Funds would have exercised such amended Forward Purchase Agreement would be equal to RemainCo’s net asset value at the time of such purchase;

•
The Company and the Sponsor agreed to amend the Sponsor Warrants concurrently with the closing of the Proposed IBC, such that the Sponsor Warrants would not be exercised or otherwise participate in the Proposed IBC. Instead, they would remain in place, but the exercise price would be adjusted to equal 120% of RemainCo’s net asset value immediately prior to the time it completed its anticipated future business combination with an operating business; and

•
The Company and its independent directors agreed that the Director Warrants would not be exercised in connection with the Proposed IBC, and would be amended concurrently with the closing of the Proposed IBC. The result of such amendment would have been that, (i) the holders of the Director Warrants would receive shares in the Company in exchange for approximately 72% of the fair market value of the Director Warrants (as determined by a third-party valuation firm), to compensate for the fact that they would not participate in the Proposed IBC as originally envisioned, (ii) such shares would participate in the Distribution and (iii) the roughly 28% of the value of the Director Warrants would remain in place with their exercise price adjusted in the same manner as the exercise price of the Sponsor Warrants as explained above.

The Company further announced that it expected to undertake a 1:4 reverse stock split following the issuance of the Distributable Tontine Redeemable Warrants, all warrants in respect of the Forward Purchase Agreement and Director Forward Purchase Agreements and the Distribution so that its net asset value (“NAV”) would be approximately $22 per share.

Pursuant the Proposed IBC, following the Distribution, the Company would have continued to exist and it would not have disappeared into UMG nor would it have been liquidated. The Company continuing to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).
On July 8, 2021, the Company launched (i) a redemption tender offer which was intended to provide Public Stockholders with the opportunity to exercise their right to redeem their shares of Class A Common Stock in connection with the Proposed IBC and (ii) a warrant exchange offer which provided holders of the Company’s currently outstanding Distributable Redeemable Warrants the opportunity to exchange those warrants for shares of Class A Common Stock at a ratio of 0.2650 shares per warrant.
On July 19, 2021, the Company announced that its board of directors unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates (the “Assignees”). The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket expenses incurred to date by the Company in connection with transactions related to the Proposed IBC, which are expected to be approximately $25 million. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
On July 21, 2021, the Company terminated its redemption tender offer and warrant exchange offer. Given the events of July 19 and July 21, the Company has begun to pursue an alternative initial business combination.
On August 10, 2021, the Assignees completed an initial closing under the Share Purchase Agreement acquiring 128,555,017 UMG shares, or approximately 7.1% of the share capital of UMG, for an aggregate purchase price of $2.8 billion, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above. Also on August 10, 2021, the Company acknowledged and stepped out of the registration rights agreement, transferring it to the Assignees, which now provides, among other things, the Assignees the ability to register UMG in a U.S. initial public offering no earlier than 2023 rather than providing for the U.S. Distribution that the Company envisioned in the Proposed IBC at the end of this calendar year.
This Quarterly Report on the
10-Q
reflects the position of the Company as of June 30, 2021. The Private Placement Warrants and Forward Purchase Agreements are shown at their fair values as of June 30, 2021, under the Company’s Proposed IBC structure. After the Company announced the cancellation of the Proposed IBC on July 19, 2021, the valuation methodologies used to determine the fair values of the Private Placement Warrants and Forward Purchase Agreements reverted to the original methodologies based upon on the Company’s agreements prior to the Proposed IBC.
Certain Observations
During the second quarter of 2021 through to the date of this Quarterly Report, we continued to work on the Proposed IBC with Vivendi, which was subsequently cancelled and assigned to Pershing Square Holdings, Ltd. and certain of its affiliates, as discussed in detail in the preceding section.
For the three months ended June 30, 2021, we recorded net income of $166,907,336, which was primarily due to a non-cash
GAAP gain of $180,404,206 related to the change in valuations of our Outstanding Warrants and FPA, each of which was previously accounted for as equity on our financial statements through December 31, 2020. The change in accounting was initiated following publication of a statement by the Staff of the SEC on accounting for SPAC warrants, which impacted nearly all SPACs. As a result of the SEC’s public statement, management along with the audit committee reconsidered accounting issues related to these instruments and restated our financial statements at December 31, 2020 to account for our Outstanding Warrants and FPA as derivative liabilities. For the three months ended June 30, 2021, this accounting treatment has required us to record a large non-cash
GAAP gain that does not represent an actual cash gain by the Company, nor do we believe it will have any effect on our ability to consummate an initial business combination on attractive terms.
The revised accounting methodology relates to certain features of the Outstanding Warrants and our FPA (the terms of which entitle the Sponsor and directors to receive warrants in addition to common stock) that are designed to protect the holders of warrants by entitling them to be exchanged for cash in certain events. The revised accounting requires that we account for the Outstanding Warrants and FPA as liabilities equal to their fair value at the end of each reporting period.
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
Results of Operations
All activities through June 30, 2021 were related to the Company’s organizational activities, preparation for the Company’s initial public offering, identifying a target company for a business combination, and activities in connection with the Proposed IBC. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating
income in the form of interest and dividends on cash and cash equivalents, and marketable securities held in the trust account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence and Initial Business Combination related transaction expenses.
For the three months ended June 30, 2021, we had net income of $166,907,336, which consisted of a change in the fair value of Forward Purchase Agreement liabilities of $17,364,600, a change in the fair value of Outstanding Warrant liabilities of $163,039,606, income earned on marketable securities held in the trust account of $92,038, dividends earned on marketable securities held in the operating account of $433, offset by legal, insurance, research, franchise tax and other expenses totaling $13,552,437, and provision for income taxes of $36,904.
For the six months ended June 30, 2021, we had net income of $503,903,717, which consisted of a change in the fair value of Forward Purchase Agreement liabilities of $285,985,720, a change in the fair value of Outstanding Warrant liabilities of $236,032,187, income earned on marketable securities held in the trust account of $990,316, dividends earned on marketable securities held in the operating account of $1,071, offset by legal, insurance, research, franchise tax and other expenses totaling $18,880,034, and provision for income taxes of $225,543.
For the period from May 4, 2020 (inception) through June 30, 2022, we had a net loss of $12,882, which represented formation and organizational costs of the Company.

Non-GAAP
Financial Measures
As noted above, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As such, we believe the amount of committed capital available for an Initial Business Combination is critical to our success as a blank check company. See Liquidity and Capital Resources below for further information on our unrestricted cash balances and funds held in the trust account as of June 30, 2021. In addition, we report adjusted net loss, which is a non-GAAP
financial measure that is not required by, or presented in accordance with, GAAP. Management uses this non-GAAP
measure to evaluate results as it reduces the volatility of operations due to the accounting for our warrants and forward purchase agreements, which are more fully described in Note 2 of the Notes to Unaudited Condensed Financial Statements included herein, and which do not have an impact on the funds held in the trust account or committed capital available for an Initial Business Combination. We believe this information is useful to investors for these reasons. This non-GAAP
measure should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, this measure has limitations as an analytical tool, and when assessing our operating performance, you should not consider this measure in isolation or as a substitute for GAAP measures. We may calculate or present this non-GAAP
financial measure differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP
measure we report may not be comparable.
Adjusted net loss represents our net income excluding the change in fair value of forward purchase agreement liabilities and the change in fair value of Outstanding Warrant liabilities, which are non-cash
items. As of June 30, 2021, our unaudited condensed balance sheets reflect a liability of $534,580,097 (December 31, 2020: $1,056,598,004) related to liabilities which do not impact the funding available for an Initial Business Combination. As can be observed, the value of the liabilities relating to these instruments under GAAP (and the related income/(loss) that flows through the statements of operations) can swing significantly when in fact no economic changes have occurred.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Net income	$166,907,336	$503,903,717
Less:
Change in fair value of Forward Purchase Agreement liabilities	17,364,600	285,985,720
Change in fair value of Outstanding Warrant liabilities	163,039,606	236,032,187

Adjusted net loss	$(13,496,870)	$(18,114,190)
Liquidity and Capital Resources
Our liquidity needs had been satisfied prior to the consummation of the initial public offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest-bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note covering expenses related to the initial public offering. The loan was repaid in full on July 24, 2020, inclusive of interest. As of June 30, 2021 and December 31, 2020, $378,880 was left under the promissory note to be drawn down, and there were no borrowings outstanding, respectively.
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
As of June 30, 2021, we had an unrestricted cash balance of $25,023,579 in the operating account, held outside the trust account to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,002,224,637. Interest and dividend income earned on the balance in the trust account will be used to pay taxes on such income. During the three months ended June 30, 2021, we withdrew $433,770 of income earned on the trust account to pay our income tax obligations.
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
Contractual Obligations
We do not have any long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2021.
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
Critical Accounting Policies
The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Common Stock Subject to Possible Redemption
We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Outstanding Warrants and FPA Liabilities
We account for our Outstanding Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the Outstanding Warrants and FPA as liabilities with changes in fair value reflected on the Company’s condensed statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 of the Notes to Unaudited Condensed Financial Statements included herein for further information on the significant inputs to the models utilized to determine the fair values of the Outstanding Warrants and FPA liabilities.
Net Income (Loss) per Common Share
We apply the
two-class
method of calculating earnings per share. Net income (loss) per common share, basic and diluted, for Class A Common Stock subject to possible redemption is calculated by dividing the allocable income earned on the Trust Account, net of applicable income taxes, by the weighted-average number of Class A Common Stock subject to possible redemption outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A Common Stock subject to possible redemption, by the weighted-average number of Class B non-redeemable common stock outstanding for the period.
Off-Balance
Sheet Arrangements.
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Recent Accounting Pronouncements.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering and the private placements of the Sponsor Warrants and Director Warrants that are held in the trust account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based on their evaluation, our Certifying Officers have concluded that, solely due to the circumstance that led to the restatement of our December 31, 2020 financial statements to reclassify our Outstanding Warrants and FPA as described in the Explanatory Note to our Form 10-K/A filed with the SEC in May 2021, our disclosure controls and procedures were not effective as of June 30, 2021.
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
and
15d-15(f)
of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our December 31, 2020 financial statements in May 2021, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, including the identification of third-party professionals with whom to consult regarding the application of complex accounting matters, and engaged third-party valuation specialists to assist management in determining the fair values of the Sponsor Warrants, Director Warrants, and FPA. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, which began in the second quarter of 2021, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibits
2.1	Share Purchase Agreement, dated June 20, 2021, by and between the Pershing Square Tontine Holdings, Ltd. and Vivendi S.E.(4)
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws of the Company, effective May 7, 2020.(2)
4.7	Description of Securities (3)
10.1
Pershing Entities Letter Agreement, dated June 20, 2021, by and among Pershing Square Tontine Holdings, Ltd, Pershing Square TH Sponsor, LLC, Pershing Square Holdings, Ltd., Pershing Square, L.P., Pershing Square International, Ltd., Lisa Gersh, Michael Ovitz, Jacqueline D. Reses and Joseph S. Steinberg.(4)

10.2	Registration Rights Agreement, dated June 20, 2021, by and among Pershing Square Tontine Holdings, Ltd, Pershing Square TH Sponsor, LLC , and Universal Music Group B.V.(4)
10.3	Indemnification Agreement, dated June 20, 2021, by and between the Pershing Square Tontine Holdings, Ltd. and Vivendi S.E.(4)
10.4
Assignment Agreement, dated July 18, 2021, by and among Pershing Square Tontine Holdings, Ltd., Pershing Square Holdings, Ltd, Pershing Square, L.P., Pershing Square International, Ltd, and PS VII Master, L.P.(5)

10.5
Indemnity Assumption, dated July 18, 2021, by and among Pershing Square Tontine Holdings, Ltd., Pershing Square Holdings, Ltd, Pershing Square, L.P., Pershing Square International, Ltd, and PS VII Master, L.P. (5)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

*      Filed herewith.
(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A filed on July 20, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2021.

PART III - SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2021	Pershing Square Tontine Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: August 12, 2021	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer