Form 10-Q
period 2021-09-30
Pershing Square Tontine Holdings, Ltd.
filed 2021-11-15
CIK 1811882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(MARK ONE)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021
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
15
, 2021, there were 200,000,000 shares of Class A common stock, par value $0.0001, and 100 shares of Class B common stock, par value $0.0001, issued and outstanding.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$32,662,874	$25,348,287
Prepaid expenses	1,360,537	2,601,472
Expense reimbursement receivable	91,352	–
Dividends receivable from operating account	268	220

Total Current Assets	34,115,031	27,949,979

Forward Purchase Agreement assets	5,616,320	–
Cash and marketable securities held in Trust Account	4,002,434,511	4,001,690,454

Total Assets	$4,042,165,862	$4,029,640,433

Liabilities and Stockholders’ Equity / (Deficit)
Current Liabilities:
Accrued expenses	$9,382,024	$1,207,263
Accrued offering costs	–	85,000
Income taxes payable	2,427	289,155

Total Current Liabilities	9,384,451	1,581,418

Forward Purchase Agreement liabilities	–	593,893,320
Outstanding Warrant liabilities	213,041,212	462,704,684
Deferred underwriting fees payable	56,250,000	56,250,000

Total Liabilities	278,675,663	1,114,429,422

Commitments
Class A Common Stock, $0.0001 par value, 200,000,000 shares subject to possible redemption at redemption value	4,002,432,084	4,001,401,299

Stockholders’ Equity / (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized	–	–
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	–	–
Additional paid-in capital	25,000	25,000
Accumulated deficit	(238,966,885)	(1,086,215,288)

Total Stockholders’ Equity / (Deficit)	(238,941,885)	(1,086,190,288)

Total Liabilities and Stockholders’ Equity / (Deficit)	$4,042,165,862	$4,029,640,433

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended	Period From May 4, 2020 (Inception) Through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Interest and dividends earned in operating account	$458	$767	$1,529	$767
Legal fees	(5,106,969)	(188,368)	(17,403,109)	(188,368)
Advisory fees	(146,098)	–	(5,146,098)	–
Insurance expense	(413,309)	(332,909)	(1,239,928)	(332,909)
Tender offer expense	(1,227,184)	–	(1,232,342)	–
Printing fees	(1,110,380)	–	(1,159,925)	–
Accounting and tax expense	(103,065)	(4,572)	(449,179)	(4,572)
Franchise tax expense	(50,000)	(83,059)	(150,000)	(83,059)
Research expense	(31,164)	(22,000)	(58,477)	(22,000)
Other expenses	76,034	(37,856)	(153,111)	(50,738)
Expense reimbursement	25,065,931	–	25,065,931	–

Income/(Loss) from operations	16,954,254	(667,997)	(1,924,709)	(680,879)

Dividends earned on marketable securities held in Trust Account	19,960	16,394	99,839	16,394
Realized gains on marketable securities held in Trust Account	–	–	1,092,900	–
Change in unrealized gains on marketable securities held in Trust Account	239,842	776,260	57,379	776,260

Income earned in Trust Account	259,802	792,654	1,250,118	792,654

Transaction costs allocable to Outstanding Warrant liabilities	–	(912,625)	–	(912,625)
Change in fair value of Forward Purchase Agreement liabilities/assets	313,523,920	(231,470,840)	599,509,640	(231,470,840)
Change in fair value of Outstanding Warrant liabilities	13,631,285	(214,771,598)	249,663,472	(214,771,598)

Other income/(loss)	327,155,205	(447,155,063)	849,173,112	(447,155,063)

Income/(loss) before income tax benefit/(provision)	344,369,261	(447,030,406)	848,498,521	(447,043,288)
Income tax benefit/(provision)	6,211	(23,473)	(219,332)	(23,473)

Net income/(loss)	$344,375,472	$(447,053,879)	$848,279,189	$(447,066,761)

Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	200,000,000	200,000,000	200,000,000

Basic net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$0.01	$0.00

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	202,021,454	216,517,377	225,265,596	216,517,377

Diluted net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100	100

Basic net income/(loss) per share, Non-redeemable Class B Common Stock	$3,441,094.59	$(4,478,230.60)	$8,472,484.03	$(4,478,359.42)

Diluted net income/(loss) per share, Non-redeemable Class B Common Stock	$305,855.39	$(4,478,230.60)	$2,477,387.63	$(4,478,359.42)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

For the Three and Nine Months Ended September 30, 2021
	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity / (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2020 (Audited)	–	$–	100	$–	$25,000	$(1,086,215,288)	$(1,086,190,288)
Measurement adjustment on redeemable common stock	–	–	–	–	–	(764,773)	(764,773)
Net income	–	–	–	–	–	503,903,717	503,903,717

Balance – June 30, 2021 (Unaudited)	–	$–	100	$–	$25,000	$(583,076,344)	$(583,051,344)
Measurement adjustment on redeemable common stock	–	–	–	–	–	(266,013)	(266,013)
Net income	–	–	–	–	–	344,375,472	344,375,472

Balance – September 30, 2021 (Unaudited)	–	$–	100	$–	$25,000	$(238,966,885)	$(238,941,885)

For the Period From May 4, 2020 (Inception) Through September 30, 2020
	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity / (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – May 4, 2020 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of Class B Common Stock to Sponsor	–	–	100	–	25,000	–	25,000
Net loss	–	–	–	–	–	(12,882)	(12,882)

Balance – June 30, 2020 (Unaudited)	–	$–	100	$–	$25,000	$(12,882)	$12,118
Measurement adjustment on redeemable common stock	–	–	–	–	–	(130,673,722)	(130,673,722)
Net loss	–	–	–	–	–	(447,053,879)	(447,053,879)

Balance – September 30, 2020 (Unaudited)	–	$–	100	$–	$25,000	$(577,740,483)	$(577,715,483)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Period From May 4, 2020 (Inception) Through
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income/(loss)	$848,279,189	$(447,066,761)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Transaction costs allocable to Outstanding Warrant liabilities	–	912,625
Change in fair value of Forward Purchase Agreement liabilities/assets	(599,509,640)	231,470,840
Change in fair value of Outstanding Warrant liabilities	(249,663,472)	214,771,598
Dividends earned on marketable securities held in Trust Account	(99,839)	(16,394)
Realized gains on marketable securities held in Trust Account	(1,092,900)	–
Change in unrealized gains on marketable securities held in Trust Account	(57,379)	(776,260)
Changes in operating assets and liabilities:
Dividends receivable from operating account	(48)	(168)
Expense reimbursement receivable	(91,352)	–
Prepaid expenses	1,240,935	(3,027,437)
Accrued expenses	8,174,761	279,400
Income taxes payable	(286,728)	23,473

Net cash provided by/(used in) operating activities	6,893,527	(3,429,084)

Cash flows from investing activities:
Investment of cash in Trust Account	–	(4,000,000,000)
Cash withdrawn from Trust Account to pay income taxes	506,060	–

Net cash provided by/(used in) investing activities	506,060	(4,000,000,000)

Cash flows from financing activities:
Proceeds from sales of Units	–	4,000,000,000
Proceeds from sales of Sponsor and Director Warrants	–	67,837,500
Payment of underwriting fees	–	(35,000,000)
Payment of offering costs	(85,000)	(2,843,031)
Proceeds from promissory note – related party	–	1,121,120
Repayment of promissory note – related party	–	(1,121,120)
Proceeds from issuance of Class B Common Stock to Sponsor	–	25,000

Net cash provided by financing activities	(85,000)	4,030,019,469

Net change in cash	7,314,587	26,590,385
Cash and cash equivalents – beginning of period	25,348,287	–

Cash and cash equivalents – end of period	$32,662,874	$26,590,385

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$506,060	$–

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$–	$56,250,000

Change in value of common stock subject to possible redemption	$1,030,785	$769,181

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, identifying a target for an Initial Business Combination, and activities in connection with the proposed and subsequent cancellation of an Initial Business Combination with Vivendi S.E. (“Vivendi”), a corporation (société européenne) incorporated under the laws of France, in which the Company would purchase shares of Universal Music Group B.V. (“UMG”, majority owned subsidiary of Vivendi), a private company with limited liability organized under the laws of the Netherlands, as described further in Note 5. The Company generates non-operating
income in the form of interest and dividends from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31 st
as its fiscal
year-end.
The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $16.6 billion of assets under management as of September 30, 2021. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).
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

As of September 30, 2021, $32,662,874 was held as unrestricted cash outside the Trust Account to pay for ongoing expenses (such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses). The Trust Account is not liable for these expenses.
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
promulgated under the Investment Company Act of 1940, as amended. As of September 30, 2021, the Company holds U.S. Treasury bills in the Trust Account with a face value of $4,002,662,000, maturing in October and November 2021.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period or for any future periods and should be read in conjunction with the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s restated Annual Report on Form
10-K/A
for the year ended December 31, 2020.
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
The Company is not exposed to significant risks on such accounts and has not experienced any losses.
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
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2021, cash and cash equivalents is comprised of cash in bank of $88,913 and a money market fund balance of $32,573,961 which is invested solely in U.S. Treasury obligations. At December 31, 2020, cash and cash equivalents is comprised of cash in bank of $867 and a money market fund balance of $25,347,420 which is invested solely in U.S. Treasury obligations.
Marketable Securities Held in Trust Account
As of September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.
From its inception to September 30, 2021, the Company has withdrawn $506,060 of income earned on the Trust Account to pay for its income tax obligations, of which $72,290 was withdrawn during the three months ended September 30, 2021.
Outstanding Warrants Liabilities and FPA Liabilities/Assets
The Company accounts for the Public Warrants, the Sponsor Warrants and Director Warrants (“Private Placement Warrants”, collectively with the Public Warrants, the “Outstanding Warrants”) and the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”) in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities or assets, (the liability related to such Outstanding Warrants, the “Outstanding Warrant liabilities”). Accordingly, the Company classifies the Outstanding Warrants and FPA as liabilities or assets with changes in fair value reflected on the condensed statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 for further details.

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company applies the treasury stock method to the Public Warrants sold in the Initial Public Offering, the private placement of the Sponsor and Director Warrants and the Forward Purchase Agreement in the calculation of diluted income (loss) per share. The ability for the Outstanding Warrants to be exercised is contingent upon the occurrence of future events that have not been met as of the end of the reporting period. As a result, the Company has not considered the effect of the Outstanding Warrants on net income (loss) per common share for the periods presented.
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

The following tables reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	September 30, 2021		September 30, 2020
	(Basic)	(Diluted)	(Basic)	(Diluted)
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$259,802	$259,802	$792,654	$792,654
Income taxes	6,211	6,211	(23,473)	(23,473)

Net earnings	$266,013	$266,013	$769,181	$769,181

Denominator: Weighted-average Class A Common Stock subject to possible redemption
Weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	202,021,454	200,000,000	216,517,377

Net income per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net income/(loss) minus net earnings and change in fair value of FPA assets/liabilities
Net income/(loss)	$344,375,472	$344,375,472	$(447,053,879)	$(447,053,879)
Net earnings allocable to Class A Common Stock subject to possible redemption	(266,013)	(266,013)	(769,181)	(769,181)
Change in fair value of FPA assets/liabilities	–	(313,523,920)	–	–

Non-redeemable net income/(loss)	$344,109,459	$30,585,539	$(447,823,060)	$(447,823,060)

Denominator: Weighted-average Non-redeemable Class B Common Stock
Weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100	100

Net income/(loss) per share, Non-redeemable Class B Common Stock	$3,441,094.59	$305,855.39	$(4,478,230.60)	$(4,478,230.60)

	Nine Months Ended September 30, 2021		Period From May 4, 2020 (Inception) through September 30, 2020
	(Basic)	(Diluted)	(Basic)	(Diluted)
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$1,250,118	$1,250,118	$792,654	$792,654
Income taxes	(219,332)	(219,332)	(23,473)	(23,473)

Net earnings	$1,030,786	$1,030,786	$769,181	$769,181

Denominator: Weighted-average Class A Common Stock subject to possible redemption
Weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	225,265,596	200,000,000	216,517,377

Net income per share, Class A Common Stock subject to possible redemption	$0.01	$0.00	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net income/(loss) minus net earnings and change in fair value of FPA assets/liabilities
Net income/(loss)	$848,279,189	$848,279,189	$(447,066,761)	$(447,066,761)
Net earnings allocable to Class A Common Stock subject to possible redemption	(1,030,786)	(1,030,786)	(769,181)	(769,181)
Change in fair value of FPA assets/liabilities	–	(599,509,640)	–	–

Non-redeemable net income/(loss)	$847,248,403	$247,738,763	$(447,835,942)	$(447,835,942)

Denominator: Weighted-average Non-redeemable Class B Common Stock
Weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100	100

Net income/(loss) per share, Non-redeemable Class B Common Stock	$8,472,484.03	$2,477,387.63	$(4,478,359.42)	$(4,478,359.42)

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

Director Warrants
Concurrently with the Initial Public Offering, each of the Company’s directors, other than Mr. Ackman, purchased an aggregate amount of $2,837,500 of director warrants (“Director Warrants”) in private placements. The directors who have purchased Director Warrants have agreed, subject to limited exceptions, not to transfer, assign or sell such Director Warrants until three years after the completion of the Initial Business Combination. Each Director Warrant will be exercisable for a percentage of the common shares of the post-combination business calculated as the purchase price of such Director Warrant divided by the purchase price of the Sponsor Warrants, multiplied by 5.95%, reflecting fair market value as determined with respect to the Sponsor Warrants. The aggregate Director Warrants will be exercisable for approximately 0.26% of the common shares of the post-combination business on a fully diluted basis. The exercise price per common share of the post-combination business will be $24.00. The Director Warrants will have a term of 10 years from the consummation of the Initial Business Combination. The Director Warrants are not redeemable by the Company and will be exercisable, in whole or in part, on a cash or cashless basis.
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
Related Party Loans
The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. As of September 30, 2021 and December 31, 2020, $378,880 was left under the Note to be drawn down, however there were no borrowings outstanding.
Assignment Agreement
On July 18, 2021, the Company entered into an Assignment Agreement with Pershing Square Holdings, Ltd. and certain of its affiliates, pursuant to which the Company assigned its rights under the Share Purchase Agreement (as defined and further discussed in Note 5) to the Assignees. The Assignees have also agreed to assume the indemnity agreement between the Company and Vivendi, and to reimburse the Company for the expenses incurred in connection with the Proposed IBC (as defined and further discussed in Note 5), which totaled $25,065,931 as reflected in the condensed statements of operations. As of September 30, 2021, $91,352 remained outstanding to be received by the Company and was fully settled during October 2021.
Note 5—Commitments and Contingencies
Proposed Initial Business Combination
Below is a description of the proposed Initial Business Combination, which was ultimately not consummated.
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
Pursuant
to
the Proposed IBC, following the Distribution, the Company would have continued to exist and it would not have disappeared into UMG nor would it have been liquidated. The Company continuing to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).
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
On July 19, 2021, the Company announced that its board of directors unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates. The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket
expenses incurred to date by the Company in connection with transactions related to the Proposed IBC, which totaled $25,065,931. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
On July 21, 2021, the Company terminated its redemption tender offer and warrant exchange offer, and no shares were redeemed from the Company. As a result of the termination of these offers and the cancellation of the Proposed IBC, the Pershing Entities Letter Agreement did not come into effect and there have been no changes to the instruments discussed as exhibits to such letter agreement. The FPA, Sponsor Warrants and Director Warrants remain as initially issued as of June 21, 2020 and July 21, 2020, respectively.
Given the events of July 19 and July 21, the Company is seeking an alternative initial business combination.
On August 10, 2021, the Assignees completed an initial closing under the Share Purchase Agreement acquiring 128,555,017 UMG shares, or approximately 7.1% of the share capital of UMG, for an aggregate purchase price of $2.8 billion, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above (which indemnity was allocated without the participation of the Company, among the Pershing Square Funds). Also on August 10, 2021, the Company acknowledged and stepped out of the registration rights agreement, transferring it to the Assignees, which now provides, among other things, the Assignees the ability to register UMG in a U.S. initial public offering no earlier than 2023 rather than providing for the Distribution that the Company envisioned in the Proposed IBC at the end of this calendar year.
This Quarterly Report on the
10-Q
reflects the position of the Company as of September 30, 2021.
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
Litigation
On August 17, 2021, a purported stockholder of the Company filed a putative derivative lawsuit in U.S. Federal Court in New York,
Assad v. Pershing Square Tontine Holdings, Ltd., et al,
(S.D.N.Y), against the Company, its independent directors and certain affiliates of the Company’s Sponsor alleging that the Company was operating as an illegal investment company, because among other claims, the Company had invested the proceeds from its initial public offering in securities (in the Company’s case, short-term U.S. Treasury securities and money market funds that own short-term U.S. Treasury securities). The lawsuit also claims that, despite the Company’s stated purpose to search for and complete an initial business combination, the Company has instead been engaged primarily in the business of investing in securities in violation of the Investment Company Act of 1940. An amended complaint filed on October 8, 2021 added direct claims related to the same core allegations. The Company believes that this lawsuit is meritless and intends to defend against these claims vigorously. Nevertheless, as the Company has previously disclosed, it may be unlikely that the lawsuit, even if meritless, can finally be resolved in the short-term, which may make it more difficult for the Company to complete an initial business combination in a timely manner.
The Company has also received requests for books and records from certain purported stockholders pursuant to Section 220 of the Delaware General Corporation Law and has provided or agreed to provide certain information in response to those requests.
Note 6—Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 3,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. The shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company as of the time immediately following the Initial Public Offering and the shares of Class B Common Stock have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company. At September 30, 2021 and December 31, 2020, there were 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
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
The Commitments of $4,002,432,084 as reflected on the unaudited condensed balance sheets relate to the Class A Common Stock held by the Public Stockholders that is subject to redemption (with the associated cash required for such redemption held in the Trust Account) as of September 30, 2021. There is $32,662,874 of cash remaining, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”). The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses. In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital. In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors

(if any). The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.
Note 7—Fair Value Measurements
The Company measures fair value of financial instruments in accordance with ASC 820,
Fair Value Measurements and Disclosures
. As of September 30, 2021, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the unaudited condensed balance sheets.
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
At September 30, 2021, assets held in the Trust Account include cash of $1,183 and $4,002,433,328 in U.S. Treasury Bills. At December 31, 2020, assets held in the Trust Account include cash of

$927, $20,963 in a money market fund that is invested in U.S. Treasury obligations, and $4,001,668,564 in U.S. Treasury Bills.

The following table presents the Company’s assets and liabilities measured at fair value as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$4,002,434,511
Committed Forward Purchase Agreement Asset	3	7,766,320
Liabilities:
Outstanding Warrants Liability – Public Warrants	1	28,666,666

Outstanding Warrants Liability – Private Placement Warrants	3	184,374,546
Additional Forward Purchase Agreement Liability	3	2,150,000
As of September 30, 2021, the net fair value of the committed FPA and additional FPA is classified as a derivative asset as presented on the condensed balance sheets due to changes in its fair value during the three months ended September 30, 2021. Prior to September 30, 2021, the committed FPA and additional FPA were derivative liabilities. See below for further details of the significant unobservable inputs related to its valuation.
Initial Measurement
In accordance with ASC
815-40,
the Outstanding Warrants and FPA were accounted for as liabilities. Initial fair values of the Outstanding Warrants and FPA were established when the Company’s Initial Public Offering was declared effective on July 21, 2020, using a modified Black-Scholes pricing model.
Subsequent Measurement
The Company, at each reporting period,
re-evaluates
the inputs utilized in the modified Black-Scholes pricing model to measure the fair values of the Private Placement Warrants and FPA based on the Pershing Entities Letter Agreement, as if it were to become effective, with changes in their respective fair values reflected on the condensed statements of operations. On September 11, 2020, the Company’s Class A Common Stock and Public Warrants commenced trading separately on the New York Stock Exchange (“NYSE”). As there is now a listed price on an active market, the Public Warrants were reclassified from a Level 3 to Level 1 instrument.
As described in Note 5, the June 30, 2021 fair values of the Private Placement Warrants and the FPA reflected the anticipated amendments to the Sponsor Warrants and Directors Warrants agreements and to the FPA. The Private Placement Warrants and the Additional FPA were valued based on the Future Business Combination that RemainCo would have entered into (including the assumption of a
1:4 reverse stock split that would have resulted in the estimated $22 NAV per share), whereas the Committed FPA continued to be valued based on the Company’s Proposed IBC. As a result of the cancellation of the Proposed IBC, the valuation methodologies used to determine the September 30, 2021 fair values of the Private Placement Warrants and the FPA reverted to the original methodologies based upon the Company’s agreements prior to the Proposed IBC.
The significant observable and unobservable inputs used in determining the fair values of the Private Placement Warrants and FPA are as follows, and are reflective of the rights and obligations associated with each respective asset and liability as of September 30, 2021.
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

Inputs – Private Placement Warrants	September 30, 2021
Strike Price	$24.00
Risk-Free Interest Rate	1.57%
Underlying Stock Price	$19.41
Public Warrant Price	$1.29
Term (Years)	10.40
Volatility	25.0%
Illiquidity Discount	20.0%
Probability of Warrant Renegotiation	24.5%
The Private Placement Warrants have three significant unobservable inputs: (i) Volatility, (ii) Illiquidity Discount and (iii) Probability of Warrant Renegotiation. The volatility of 25.0% reflects the anticipated implied volatility of the potential target company from RemainCo’s Future Business Combination over the Private Placement Warrants’
10-year
term. The Illiquidity Discount of 20.0% relates to an embedded lock-up,
whereby the securities underlying the Private Placement Warrants may not be sold for three years post the completion of the Company’s IBC. The Probability of Warrant Renegotiation is a discount based on the probability that the Private Placement Warrants will be restructured at the time of Company’s IBC. The discount of 24.5% was representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed special purpose acquisition company transactions.

Inputs – Forward Purchase Agreements	September 30, 2021
Exercise Price	$20.00
Risk-Free Interest Rate	0.05%
Underlying Stock Price	$19.41
Public Warrant Price	$1.29
Term (Years)	0.40
Discount for Lack of Marketability – Committed FPA	1.0%
Discount for Lack of Marketability – Additional FPA	42.0%
Discount for Probability of Exercise – Additional FPA	79.8%
The FPA’s significant unobservable inputs include a Discount for Lack of Marketability (“DLOM”) and a Discount for Probability of Exercise. The DLOM for the Committed FPA relates to an embedded lock-up
(the “FPA
Lock-Up”),
whereby the securities underlying the Committed FPA may not be sold for 180 days post the completion of the Company’s Proposed IBC. As a result of the FPA
Lock-Up,
the DLOM was 1.0%. The Additional FPA is subject to the same FPA
Lock-Up,
and has embedded optionality such that they may be exercised in any amount up to $2.0 billion. This additional feature, combined with the FPA
Lock-Up,
resulted in a DLOM of 42.0%. The Discount for Probability of Exercise is a direct result of the embedded option component previously stated. It is modelled by looking at the percentage of additional forward purchase agreements that are funded in other SPACs upon the completion of their initial business combinations resulting in a discount of 79.8%.
The following tables present the changes in the fair values of the Outstanding Warrants and FPA:

Outstanding Warrants Liability	Public Warrants	Private Placement Warrants	Total Outstanding Warrants
Fair Value at December 31, 2020	$ 213,333,331	$ 249,371,353	$ 462,704,684
Change in Fair Value	(184,666,665)	(64,996,807)	(249,663,472)

Fair Value at September 30, 2021	$ 28,666,666	$ 184,374,546	$ 213,041,212

FPA Liability / (Asset)	Committed Forward Purchase Agreement	Additional Forward Purchase Agreement	Forward Purchase Agreements
Fair Value at December 31, 2020 – Liability	$ 429,783,320	$ 164,110,000	$ 593,893,320
Change in Fair Value	(437,549,640)	(161,960,000)	(599,509,640)

Fair Value at September 30, 2021 – Liability / (Asset)	$ (7,766,320)	$ 2,150,000	$ (5,616,320)

Transfers between levels during the period are determined and deemed to have occurred at each reporting date. During the three and nine months ended September 30, 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
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
Recent Developments
Below is a description of the proposed Initial Business Combination, which was ultimately not consummated.
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

●
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

●
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

●
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
Pursuant to the Proposed IBC, following the Distribution, the Company would have continued to exist and it would not have disappeared into UMG nor would it have been liquidated. The Company continuing to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).
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
On July 19, 2021, the Company announced that its board of directors unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates (the “Assignees”). The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket
expenses incurred to date by the Company in connection with transactions related to the Proposed IBC, which totaled $25,065,931. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
On July 21, 2021, the Company terminated its redemption tender offer and warrant exchange offer, and no shares were redeemed from the Company. As a result of the termination of these offers and the cancellation of the Proposed IBC, the Pershing Entities Letter Agreement did not come into effect and there have been no changes to the instruments discussed as exhibits to such letter agreement. The FPA, Sponsor Warrants and Director Warrants remain as initially issued as of June 21, 2020 and July 21, 2020, respectively.
Given the events of July 19 and July 21, the Company is seeking an alternative initial business combination.
On August 10, 2021, the Assignees completed an initial closing under the Share Purchase Agreement acquiring 128,555,017 UMG shares, or approximately 7.1% of the share capital of UMG, for an aggregate purchase price of $2.8 billion, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above (which indemnity was allocated without the participation of the Company, among the Pershing Square Funds). Also on August 10, 2021, the Company acknowledged and stepped out of the registration rights agreement, transferring it to the Assignees, which now provides, among other things, the Assignees the ability to register UMG in a U.S. initial public offering no earlier than 2023 rather than providing for the Distribution that the Company envisioned in the Proposed IBC at the end of this calendar year.
This Quarterly Report on the
10-Q
reflects the position of the Company as of September 30, 2021.
Certain Observations
During the third quarter of 2021, the Proposed IBC with Vivendi was cancelled and assigned to Pershing Square Holdings, Ltd. and certain of its affiliates, as discussed in detail in the preceding section. Subsequent to the cancellation, we continued to work on identifying a target for an Initial Business Combination.
For the three months ended September 30, 2021, we recorded net income of $344,375,472, which was primarily due to a non-cash
GAAP gain of $327,155,205 related to the change in valuations of our Outstanding Warrants and FPA, each of which was previously accounted for as equity on our financial statements through December 31, 2020. The change in accounting was initiated following publication of a statement by the Staff of the SEC on accounting for SPAC warrants, which impacted nearly all SPACs. As a result of the SEC’s public statement, management along with the audit committee reconsidered accounting issues related to these instruments and restated our financial statements at December 31, 2020 to account for our Outstanding Warrants and FPA as derivative liabilities. For the three months ended September 30, 2021, this accounting treatment has required us to record a large non-cash
GAAP gain that does not represent an actual cash gain by the Company, nor do we believe it will have any effect on our ability to consummate an initial business combination on attractive terms.
The revised accounting methodology relates to certain features of the Outstanding Warrants and our FPA (the terms of which entitle the Sponsor and directors to receive warrants in addition to common stock) that are designed to protect the holders of warrants by entitling them to be exchanged for cash in certain events. The revised accounting requires that we account for the Outstanding Warrants and FPA as liabilities or assets equal to their fair value at the end of each reporting period.
The impact of this accounting treatment is highly volatile as it is driven by changes in our stock price. If our stock price increases over a given measurement period, the fair values of our warrants and FPA will also increase in value and result in a liability being recorded on our balance sheet and a non-cash
GAAP loss recorded in our earnings statement for the period, all other things being equal. Conversely, if our stock price declines over a measurement period, we will record a smaller liability or an asset on our balance sheet and report a
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
Results of Operations
All activities through September 30, 2021 were related to the Company’s organizational activities, preparation for the Company’s initial public offering, identifying a target company for a business combination, and activities in connection with the Proposed IBC and its subsequent cancellation. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating
income in the form of interest and dividends on cash and cash equivalents, and marketable securities held in the trust account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence and Initial Business Combination related transaction expenses.
For the three months ended September 30, 2021, we had net income of $344,375,472, which consisted of
(i) non-cash
gain related to change in the fair value of Forward Purchase Agreement liabilities/assets of $313,523,920, (ii)
non-cash
gain related to change in the fair value of Outstanding Warrant liabilities of $13,631,285, (iii) income earned on marketable securities held in the trust account of $259,802, (iv) interest and dividends earned on marketable securities held in the operating account of $458, (v) income tax benefit of $6,211, (vi) expense reimbursement of $25,065,931, offset by legal, insurance, research, franchise tax and other expenses totaling $8,112,135.
For the three months ended September 30, 2020, we had net loss of $447,053,879, which consisted of
(i) non-cash
loss related to change in the fair value of Forward Purchase Agreement liabilities of $231,470,840, (ii)
non-cash
loss related to change in the fair value of Outstanding Warrant liabilities of $214,771,598, (iii) transaction costs allocable to Outstanding Warrant liabilities of $912,625, (iv) legal, insurance, research, franchise tax and other expenses totaling $668,764, (v) provision for income taxes of $23,473, offset by (a) income earned on marketable securities held in the trust account of $792,654, and (b) interest and dividends earned on marketable securities held in the operating account of $767.
For the nine months ended September 30, 2021, we had net income of $848,279,189, which consisted of
(i) non-cash
gain related to change in the fair value of Forward Purchase Agreement liabilities/assets of $599,509,640, (ii)
non-cash
gain related to change in the fair value of Outstanding Warrant liabilities of $249,663,472, (iii) income earned on marketable securities held in the trust account of $1,250,118, (iv) interest and dividends earned on marketable securities held in the operating account of $1,529, (v) expense reimbursement of $25,065,931, offset by (a) legal, insurance, research, franchise tax and other expenses totaling $26,992,169 and (b) provision for income taxes of $219,332.
For the period from May 4, 2020 (inception) through September 30, 2020, we had net loss of $447,066,761, which consisted of
(i) non-cash
loss related to change in the fair value of Forward Purchase Agreement liabilities of $231,470,840, (ii)
non-cash
loss related to change in the fair value of Outstanding Warrant liabilities of $214,771,598, (iii) transaction costs allocable to Outstanding Warrant liabilities of $912,625, (iv) provision for income taxes of $23,473, offset by (a) income earned on marketable securities held in the trust account of $792,654, (b) interest and dividends earned on marketable securities held in the operating account of $767, and (c) legal, insurance, research, franchise tax and other expenses totaling $681,646.
Non-GAAP
Financial Measures
As noted above, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As such, we believe the amount of committed capital available for an Initial Business Combination is critical to our success as a blank check company. See Liquidity and Capital Resources below for further information on our unrestricted cash balances and funds held in the trust account as of September 30, 2021. In addition, we report adjusted net income for the three months ended September 30, 2021 and adjusted net loss for the nine months ended September 30, 2021, which is a non-GAAP
financial measure that is not required by, or presented in accordance with, GAAP. Management uses this non-GAAP
measure to evaluate results as it reduces the volatility of operations due to the accounting for our warrants and forward purchase agreements, which are more fully described in Note 2 of the Notes to Unaudited Condensed Financial Statements included herein, and which do not have an impact on the funds held in the trust account or committed capital available for an Initial Business Combination. We believe this information is useful to investors for these reasons. This non-GAAP
measure should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, this measure has limitations as an analytical tool, and when assessing our operating performance, you should not consider this measure in isolation or as a substitute for GAAP measures. We may calculate or present this non-GAAP
financial measure differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP
measure we report may not be comparable.

Adjusted net income/(loss), represents our net income/(loss) excluding the change in fair value of forward purchase agreement liabilities/assets and the change in fair value of Outstanding Warrant liabilities, which are non-cash
items. As of September 30, 2021, our unaudited condensed balance sheets reflect a net liability of $207,424,892 (net of Forward Purchase Agreement assets) (December 31, 2020: $1,056,598,004) related to derivative liabilities/assets which do not impact the funding available for an Initial Business Combination. As can be observed, the value of the liabilities/assets relating to these instruments under GAAP (and the related income/(loss) that flows through the statements of operations) can swing significantly when in fact no economic changes have occurred.

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

Net income	$344,375,472	$848,279,189
Less:
Change in fair value of Forward Purchase Agreement liabilities/assets	313,523,920	599,509,640
Change in fair value of Outstanding Warrant liabilities	13,631,285	249,663,472

Adjusted net income/(loss )	$17,220,267	$(893,923)
Liquidity and Capital Resources
Our liquidity needs had been satisfied prior to the consummation of the initial public offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest-bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note covering expenses related to the initial public offering. The loan was repaid in full on July 24, 2020, inclusive of interest. As of September 30, 2021 and December 31, 2020, $378,880 was left under the promissory note to be drawn down, and there were no borrowings outstanding, respectively.
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
As of September 30, 2021, we had an unrestricted cash balance of $32,662,874 in the operating account, held outside the trust account to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,002,434,511. Interest and dividend income earned on the balance in the trust account will be used to pay taxes on such income. During the three months ended September 30, 2021, we withdrew $72,290 of income earned on the trust account to pay our income tax obligations.
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
Contractual Obligations
We do not have any long-term debt, capital lease obligations, and operating lease obligations as of September 30, 2021.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Outstanding Warrants and FPA Liabilities / Assets
We account for our Outstanding Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities or derivatives assets. Accordingly, we classify the Outstanding Warrants and FPA as liabilities or assets with changes in fair value reflected on the Company’s condensed statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 of the Notes to Unaudited Condensed Financial Statements included herein for further information on the significant inputs to the models utilized to determine the fair values of the Outstanding Warrants and FPA liabilities/assets.
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

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering and the private placements of the Sponsor Warrants and Director Warrants that are held in the trust account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less proceeds held in the trust account than initially deposited.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based on their evaluation, our Certifying Officers have concluded that, solely due to the circumstance that led to the restatement of our financial statements from the initial public offering until December 31, 2020 to reclassify our Outstanding Warrants and FPA as described in the Explanatory Note to our Form
10-K/A
filed with the SEC in May 2021, our disclosure controls and procedures were not effective as of September 30, 2021.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
On August 17, 2021, a purported stockholder of the Company filed a putative derivative lawsuit in U.S. Federal Court in New York,
Assad v. Pershing Square Tontine Holdings, Ltd., et al,
(S.D.N.Y), against the Company, its independent directors and certain affiliates of the Company’s Sponsor alleging that the Company was operating as an illegal investment company, because among other claims, the Company had invested the proceeds from its initial public offering in securities (in the Company’s case, short-term U.S. Treasury securities and money market funds that own short-term U.S. Treasury securities). The lawsuit also claims that, despite the Company’s stated purpose to search for and complete an initial business combination, the Company has instead been engaged primarily in the business of investing in securities in violation of the Investment Company Act of 1940. An amended complaint filed on October 8, 2021 added direct claims related to the same core allegations. The Company believes that this lawsuit is meritless and intends to defend against these claims vigorously. Nevertheless, as the Company has previously disclosed, it may be unlikely that the lawsuit, even if meritless, can finally be resolved in the short-term, which may make it more difficult for the Company to complete an initial business combination in a timely manner.
The Company has also received requests for books and records from certain purported stockholders pursuant to Section 220 of the Delaware General Corporation Law and has provided or agreed to provide certain information in response to those requests.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws of the Company, effective May 7, 2020.(2)
4.7	Description of Securities (3)
10.4	Assignment Agreement, dated July 18, 2021, by and among Pershing Square Tontine Holdings, Ltd., Pershing Square Holdings, Ltd, Pershing Square, L.P., Pershing Square International, Ltd, and PS VII Master, L.P.(4)
10.5	Indemnity Assumption, dated July 18, 2021, by and among Pershing Square Tontine Holdings, Ltd., Pershing Square Holdings, Ltd, Pershing Square, L.P., Pershing Square International, Ltd, and PS VII Master, L.P. (4)

31.1 *	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A filed on July 20, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2021.

PART III - SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	Pershing Square Tontine Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: November 15, 2021	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer