Form 10-K
period 2021-12-31
Pershing Square Tontine Holdings, Ltd.
filed 2022-03-03
CIK 1811882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes ☒    No ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A Common Stock on June 30, 2021, as reported on the NYSE, was $4,552,000,000.
As of March 3, 2022, there
 were
200,000,000 shares of Class A Common Stock, par value $0.0001, and 100 shares of Class B Common Stock, par value $0.0001, issued and outstanding.
Documents Incorporated by Reference: None

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: Melville, New York, United States of America

PERSHING SQUARE TONTINE HOLDINGS, LTD.
FORM
10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form
10-K
(this “Report”) contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (The “Exchange Act”). Pershing Square Tontine Holdings, Ltd.’s (the “Company,” “we,” “our” or “us”) forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•
our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the
COVID-19
pandemic and existing litigation alleging that we are required to register as an investment company;

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

•
“common shares” are to the common stock, membership interests, units or other equity security of the continuing publicly traded corporation following our initial business combination, if such post-combination business is not the company, and to our Class A Common Stock if we are the continuing publicly traded corporation following our initial business combination;

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

•	“Pershing Square” or “PSCM” are to Pershing Square Capital Management, L.P., a registered investment adviser under the Investment Advisers Act of 1940.

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

PART I
Item 1. Business
Introduction
We are a blank check company incorporated in Delaware on May 4, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We completed our initial public offering on July 24, 2020.
Our Sponsor is advised by Pershing Square Capital Management, L.P. (“Pershing Square” or “PSCM”), a registered investment adviser under the Investment Act of 1940, as amended, and the members of our Sponsor are the Pershing Square Funds.
Our management team is led by William A. Ackman, our Chairman and Chief Executive Officer, who works closely with the PSCM investment team and the other employees of, and resources available to, PSCM to fulfill our corporate mission. Mr. Ackman has spent 30 years in the investment management industry, the last 19 years as CEO of PSCM. PSCM’s investment strategy involves investments in high-quality, large capitalization, growth companies during periods when they have underperformed their potential. By working with management teams and boards of directors, PSCM has assisted its portfolio companies in creating substantial long-term value.
The Pershing Square investment team is comprised of eight investment professionals, seven of whom have tenures at Pershing Square of 5 to 18 years, who prior to Pershing Square, served in analyst and associate roles at Apollo, Blackstone, KKR, Goldman Sachs, Hellman & Friedman and Warburg Pincus. PSCM has 33 other accounting, legal, finance, technology, and administrative professionals who support our company on an as-needed
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
We have the largest amount of committed capital of any blank check company currently pursuing a business combination. As a result of our initial public offering and the Committed Forward Purchase Units, we have a minimum of $5,000,000,000 in equity capital for use in our Initial Business Combination (assuming that the Additional Forward Purchase is not consummated and assuming none of our Class A Common Stock is redeemed in connection with an initial business combination), and as much as $7,000,000,000 (assuming the Additional Forward Purchase is consummated in full and assuming none of the Class A Common Stock is redeemed), in each case, before expenses and not including the $6,000,000 of Forward Purchase Units certain of our directors have agreed to purchase.
We intend to merge with one company through a transaction in which our stockholders (just prior to the Initial Business Combination) will own a minority interest in the company that survives as a result of the Initial Business Combination. We believe that a substantial majority of other investors in private companies are not prepared to (or are not able to) deploy $5,000,000,000 or more of cash in acquiring a minority interest in a company. While comparably sized or larger investment funds generally seek to acquire controlling or 100% interests in one company, we are willing to execute a transaction in which our stockholders will own collectively a minority stake in a large-capitalization private company as part of its transition from a private company to a public company. As a result, we believe we are one of the largest sources of cash equity capital for a private, single-company, minority investment in the world.
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
We intend to pursue merger opportunities with private, large capitalization, high-quality, growth companies. We have continued to use PSCM’s substantial experience in identifying, analyzing, and determining business quality and the sustainable competitive advantages of a target company, as well as PSCM’s due diligence and negotiation expertise in executing a transaction.
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

Recent Developments
Proposed and Subsequent Cancellation of an Initial Business Combination
Below is a description of the proposed Initial Business Combination, which was ultimately not consummated.
On June 20, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Vivendi SE to purchase a number of ordinary shares, par value €10 per share (the “UMG Shares”), representing approximately 10% of the share capital and voting rights, on a fully diluted basis, of Universal Music Group (“UMG”) for approximately $4 billion (the “Share Purchase”), with the expectation that the Company would distribute the UMG Shares to its Public Stockholders (the “Distribution” and together with the Share Purchase, the “Proposed IBC”). The Company expected that the Share Purchase would be consummated in the third quarter of 2021 and the Shares held in trust under the Distribution which would occur in November or December 2021.
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

The Company further announced that it expected to undertake a 1:4 reverse stock split following the issuance of the Distributable Tontine Redeemable Warrants, all warrants in respect of the Forward Purchase Agreement and Director Forward Purchase Agreements and the Distribution to target a net asset value (“NAV”) of approximately $22 per share.
Pursuant to the Proposed IBC, following the Distribution, the Company would have continued to exist and it would not have disappeared into UMG nor would it have been liquidated. The Company that would have continued to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).
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
On July 19, 2021, the Company announced that its board of directors had unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates (the “Assignees”). The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket
expenses incurred to that time by the Company in connection with transactions related to the Proposed IBC, which totaled $25.1 million. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
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
The Company continues to seek an initial business combination.
On August 10, 2021, the Assignees completed an initial closing under the Share Purchase Agreement, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above (which indemnity was allocated without the participation of the Company, among the Pershing Square Funds). Also on August 10, 2021, the Company entered into an assignment of the registration rights agreement to the Assignees, at which time the registration rights agreement was amended to provide, among other things, the Assignees certain rights to register UMG shares for a public offering no earlier than 2023 rather than providing for the Distribution that the Company originally envisioned.
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

•
Limited exposure to extrinsic factors that we cannot control
. We are seeking a company that is not materially affected by macroeconomic factors, commodity prices, regulatory risks, interest rate volatility and/or cyclical risk;

•
Strong balance sheet
. We are seeking a company that is conservatively financed relative to its free cash-flow generation, after taking into consideration the de-leveraging
effects of the Initial Business Combination;

•
Minimal capital markets dependency
. We are seeking a company that can benefit from being a public company with broader access to the capital markets and stronger governance, but prefer a company that is not highly reliant on the capital markets to operate and grow its businesses;

•	Large capitalization . We are seeking a company with a large enterprise value and significant long-term growth potential that is a likely candidate for inclusion in the S&P 500 index;

•	Attractive valuation . We are seeking a company at an attractive valuation relative to its long-term intrinsic value; and

•
Exceptional management and governance
. We are seeking a company that has a trustworthy, talented, experienced, and highly competent management team. The company may be led by an entrepreneur who is looking for a partner with our expertise to execute on the next stage of the company’s growth. For target companies that require new management, we will leverage PSCM’s experience in identifying and recruiting new management.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management and our investment team may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not substantially meet the above criteria and guidelines, we will disclose that the target business does not substantially meet the above criteria in our stockholder communications related to our Initial Business Combination, in the form of tender offer documents or proxy materials that we would file with the Securities and Exchange Commission (“SEC”).
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
Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. In addition, we have an investment team comprised of eight members, who are employed by PSCM. We believe our investment team members are able to allocate their duties to us and to PSCM amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person devotes in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.
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
PSCM and its affiliates may form and manage other investment vehicles investing in public companies at any time prior to the announcement of our Initial Business Combination, including, but not limited to, investment vehicles that may invest side-by-side
with our company.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Neither the affiliates of our Sponsor nor members of our management team who are employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. However, absent a significant conflict of interest with respect to our pursuit of an acquisition target, we expect opportunities with respect to potential targets that are private companies would as a matter of course typically be made available to us.
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
Effecting our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations other than pursuing and reviewing potential opportunities for the Initial Business Combination. We intend to effectuate our Initial Business Combination using cash we hold in trust from the proceeds of the initial public offering and any remaining proceeds from the private placement of the Sponsor Warrants, Director Warrants and the Forward Purchase Units, by issuing shares of our capital stock, incurring debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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

In any case, we will only complete an Initial Business Combination in which we or the resulting company own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-combination business not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-combination business is what will be valued for purposes of the 80% of net assets test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.
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
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company effectively. Furthermore, the future role of members of our management team, if any, in the target business is uncertain. While it is possible that one or more of our directors will remain associated in some capacity with the company resulting from our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
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
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, and we may also decide to seek stockholder approval of our initial business combination for a number of business or other legal reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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
After our Initial Business Combination is approved, we would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. In this scenario, the stockholder would then have an “option window” after the completion of the business combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, which to be exercised require stockholders to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.
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
Redemption of Class A Common Stock and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the initial public offering (or 30 months if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination within 24 months from the closing of the initial public offering but have not completed our Initial Business Combination within such
24-month
period) from the closing of the initial public offering to complete our Initial Business Combination. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of accrued interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public

Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Redeemable Warrants, and our Distributable Redeemable Warrants will expire worthless and no Distributable Tontine Redeemable Warrants will have been issued if we fail to complete our business combination within the Combination Period.
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
We seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to approximately $21 million from funds held outside the trust account to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions improperly received by them in a dissolution. The pro-rata
portion of our trust account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our business combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata
share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to claims commenced after the third anniversary of the dissolution.
Furthermore, if the
pro-rata
portion of our trust account distributed to our Public Stockholders upon the redemption of their Public Shares in the event we do not complete our business combination within the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. Unlike in the case of claims against stockholders relating to an unlawful liquidating distribution, however, stockholders are only liable for an unlawful redemption distribution if they knew that the redemption distribution was unlawful. If we are unable to complete our business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 24th (or 30 th
) month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
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
Pershing Square SPARC Holdings, Ltd.
On November 24, 2021, Pershing Square filed an initial
S-1
to launch a Special Purpose Acquisition Rights Company (a “SPARC”), specifically (Pershing Square SPARC Holdings, Ltd. or “SPARC Holdings”). We understand that as of a specified date to be determined, subject to various approvals that are required to be obtained, SPARC Holdings intends to provide our shareholders, including the Pershing Square Funds, the opportunity to invest in SPARC. SPARC remains subject to SEC and stock exchange review and will take place if and only once the registration statement has been declared effective by the SEC under the Securities Act of 1933. No assurance can be given that SPARC will be ultimately effectuated.
Employees
We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. In addition, we have an investment team comprised of eight members, who are employed by PSCM. We believe our investment team is able to allocate their duties to us and to PSCM amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person devotes in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.
PERIODIC REPORTING AND FINANCIAL INFORMATION
Our Class A Common Stock and Warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with such requirements or that the potential target business will be able to prepare its financial statements in accordance with such requirements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
As of December 31, 2021, we are no longer an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we will no longer be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
As a large accelerated filer for the fiscal year ending December 31, 2021, the Sarbanes-Oxley Act requires that management conduct an evaluation and provide an assessment of our internal control over financial reporting (“ICFR”), and that our ICFR be audited by an independent registered public accounting firm. Compliance with these requirements of the Sarbanes-Oxley Act may be particularly burdensome in connection with our identification of a target company for our initial business combination because a target business with which we seek to complete our initial business combination may find it difficult to comply with the provisions of the Sarbanes-Oxley Act regarding the assessment of and attestation as to their ICFR. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination or may make it more difficult to reach agreement with such a target.

Item 1A. Risk Factors
Summary of Risk Factors
This summary does not address all of the risks that we face. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

•
The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target in a timely fashion within the Combination Period.

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

•
We face litigation claiming that we were required to register as an investment company under the Investment Company Act of 1940 which may, even if meritless make it difficult for us to enter into a business combination with a target in a timely fashion within the Combination Period.

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
Any current work on a potential Initial Business Combination does not guarantee an immediate or timely deal announcement; there is no guarantee regarding the timing of a definitive transaction, whether or not a transaction will be completed, nor whether SPARC will be launched.
There is no guarantee that we will complete a transaction or that such a transaction will generate attractive long-term returns for our shareholders. Whether or not we complete a transaction, there is no guarantee that SPARC will be approved or that we will launch SPARC or a second SPAC.
While we have from time to time announced updates related to our search for a potential Initial Business Combination including our announcement regarding Universal Music Group, we may be unable to enter into and complete a transaction in the remaining period before we are obligated to return the funds we hold in trust to our shareholders We disclaim any obligation to make additional announcements about our transaction progress unless and until we enter into a definitive agreement for a transaction.
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
Because our board of directors may approve our Initial Business Combination without the need to seek or obtain stockholder approval, Public Stockholders may not have the right or opportunity to vote on our Initial Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to make an investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our Initial Business Combination.
If you elect to exercise your redemption rights with respect to your shares of Class A Common Stock, you will not receive any Distributable Tontine Redeemable Warrants.
In connection with our Initial Business Combination, and under our amended and restated certificate of incorporation, Public Stockholders will have the opportunity to exercise their right to redeem their Public Shares for cash. However, our Distributable Tontine Redeemable Warrants will be distributed only to the holders of record of those shares of our Class A Common Stock that remain outstanding after redemptions in connection with our Initial Business Combination. The Distributable Tontine Redeemable Warrants will be distributed at the Tontine Distribution Time on a pro-rata
basis in respect of such remaining shares of Class A Common Stock. Accordingly, to the extent that you elect to redeem your Public Shares, you will receive no Distributable Tontine Redeemable Warrants in respect of such shares. The contingent right to receive the Distributable Tontine Redeemable Warrants will remain attached to our Public Shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument.
The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target in a timely fashion within the Combination Period.
We may seek to enter into our Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash at the completion of our initial business combination and after giving effect to redemptions of our Class A common stock. If too many Public Stockholders exercise their redemption rights, and we do not obtain sufficient funds from the sale of our Forward Purchase Units or from third-party financing, we may not be able to satisfy such a closing condition and, as a result, would not be able to proceed with our Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate Initial Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination with us.
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
Of the net proceeds of the initial public offering and the private placement of the Sponsor Warrants and Director Warrants, approximately $32 million was available to us immediately after our initial public offering and, as of December 31, 2021 and December 31, 2020, approximately $21 and $24 million (net of accrued expenses) were available to us, in each case outside the trust account to fund our working capital requirements. We do not expect to seek additional capital due to the amount available to us outside the trust account, but if we are required to do so, we would need to borrow funds from our Sponsor, management team or third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Initial Business Combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The Forward Purchasers and Director Forward Purchasers may elect to purchase any or all of the number of Forward Purchase Units they have agreed to purchase at any time prior the Initial Business Combination, which could provide a source of working capital. However, the Forward Purchasers and Director Forward Purchasers have no obligation to make such purchases until the time of our Initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Stockholders may only receive approximately $20.00 per share on our redemption of their Public Shares, and our Distributable Redeemable Warrants will expire worthless, and no Distributable Tontine Redeemable Warrants will have been distributed. In certain circumstances, our Public Stockholders may receive less than $20.00 per share on the redemption of their shares. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $20.00 per share” and other risk factors below.
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
We face litigation claiming that we were required to register as an investment company under the Investment Company Act which may, even if meritless make it difficult for us to enter into a business combination with a target in a timely fashion within the Combination Period. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

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
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
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
Under the DGCL, stockholders may be held liable for claims by creditors against a corporation to the extent of distributions received by them in a dissolution of the corporation. The pro-rata
portion of our trust account distributed to our Public Stockholders upon the redemption of their Public Shares in the event we do not complete our Initial Business Combination within the Combination Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provisions for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata
share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred with respect to any claim commenced after the third anniversary of the dissolution. In the event that we do not complete an initial business combination and we liquidate and distribute the funds held in trust to holders of our Public Shares, however, we intend to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period. Therefore, we may choose not to comply with the foregoing procedures.
If we do not follow the procedures contemplated by Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the most likely claims to which we would be subject are claims from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. We are also subject to pending and potential litigation claims including a claim that we were required to register as an investment company under the Investment Company Act. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata
share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred with respect to any claim commenced after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, if we do not follow these procedures, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro-rata
portion of our trust account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to litigation that is pending or that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the distribution, instead of three years, as in the case of a liquidating distribution. Unlike in the case of claims against stockholders relating to an unlawful liquidating distribution, however, stockholders are only liable for an unlawful redemption distribution if they knew that the redemption was unlawful.
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
There are circumstances in which the exercise of the Redeemable Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A Common Stock issuable upon exercise of the Redeemable Warrants is not effective by the 60 th
business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, exercise Redeemable Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A Common Stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Redeemable Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call our Redeemable Warrants for redemption when the price per share of Class A Common Stock equals or exceeds $36.00, we may require any holders wishing to exercise their warrants prior to the date of redemption to do so on a cashless basis. In any of the circumstances described above, each holder would pay the exercise price by surrendering the warrants for that number of Class A Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Common Stock underlying the warrants, multiplied by the excess of the “fair market value” (as defined with respect to the applicable cashless exercise or redemption provision) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 per redeemable warrant. Fourth, if we call our Redeemable Warrants for redemption when the price per share of our Class A Common Stock equals or exceeds $20.00, holders who exercise their warrants will receive that number of shares set forth in the table as described under “Description of Securities–Redeemable Warrants” in the prospectus. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 3,020,000,000 shares of common stock, consisting of 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 2,800,000,000 and 19,999,900 authorized but unissued shares of Class A Common Stock and Class B Common Stock, respectively. The amount of Class A Common Stock available for issuance does not take into account the Forward Purchase Shares, shares of Class A Common Stock reserved for issuance upon exercise of any then-outstanding warrants (including the Redeemable Warrants, Forward Purchase Warrants, Sponsor Warrants and Director Warrants) or the shares of Class A Common Stock issuable upon conversion of Class B Common Stock. As of December 31, 2021, there were no shares of preferred stock issued and outstanding. The 100 shares of Class B Common Stock will automatically convert into 100 shares of our Class A Common Stock at the time of our Initial Business Combination.
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
Our ability to successfully effect our Initial Business Combination and to be successful thereafter will depend on the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
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
We depend on our directors and officers and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our directors and officers. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Initial Business Combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
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
Although we have no commitments as of the date of this Report to issue any notes or other debt instruments, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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
In order to effectuate our Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate their Initial Business Combinations and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending the provisions of our amended and restated certificate of incorporation relating to certain pre-business
combination activity will require the affirmative vote of 65% of the voting power of our outstanding common stock. Amending the warrant agreement governing our Redeemable Warrants and Forward Purchase Warrants will require the vote of holders of at least 65% of the then-outstanding warrants. Pursuant to the warrant agreement, prior to our Initial Business Combination, the Forward Purchase Warrants will not have the right to vote on any amendments to the warrant agreement, except with respect to certain provisions relating solely to the transfer of Forward Purchase Securities. In addition, our amended and restated certificate of incorporation requires us to provide our Public Stockholders with the opportunity to redeemed their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination, (B) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our Initial Business Combination within the Combination Period, or (C) with respect to any other provision relating to stockholders’ rights or pre-Initial
Business Combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation to extend the time to consummate our Initial Business Combination, or seek other amendments to our governing document or warrant agreement in order to effectuate our Initial Business Combination.
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form
10-K
for the year ended December 31, 2021. As of December 31, 2021, we are a large accelerated filer, and will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Compliance with these requirements could require substantial financial and management resources, reducing the resources available to conduct our search for an Initial Business Combination. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

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
In recent state court cases, including the March 2020 Delaware Supreme Court decision in
Salzburg et al. v. Sciabacucchi
, exclusive forum provision providing for claims under the Securities Act to be brought in federal court have been found to be facially valid, including under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.
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
Our warrants and forward purchase agreements are accounted for as either derivative assets or liabilities and the changes in fair value of each could have a material effect on our financial results.
On April 12, 2021, the staff of the Securities and Exchange Commission issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”). The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs, focused on warrants that have certain settlement terms and provisions related to certain tender offers, or warrants which do not meet the criteria to be considered indexed to an entity’s own stock. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreements governing our warrants. In response to the SEC Statement, we re-evaluated
the accounting treatment of our warrants and Forward Purchase Agreements, and determined that they should be classified as either derivative assets or liabilities measured at fair value, with changes in fair value reflected on the statement of operations for each respective period. As a result, derivative assets and liabilities related to our outstanding warrants and Forward Purchase Agreements were included on our balance sheet as of December 31, 2021 and December 31, 2020. Accounting Standards Codification (“ASC”) Topic 815,
Derivatives and Hedging,
provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in fair value to be reflected on the statement of operations. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our outstanding warrants and Forward Purchase Agreements in each reporting period, and that the amount of such gains or losses could be material.
We previously identified a material weakness in our internal control over financial reporting, which has since been remediated. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.
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

With respect to non-routine transactions, all significant and unusual transactions entered into by the Company are reviewed by the CFO for appropriate treatment in accordance with US GAAP. Where necessary, third-party professionals are consulted regarding the treatment of complex accounting matters to assist management in validating that the correct accounting treatment is used.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We currently maintain our principal executive offices at 787 Eleventh Avenue, 9 th
Floor, New York, NY 10019. The space is provided to us at no cost by Pershing Square Capital Management, L.P., an entity affiliated with our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings
On August 17, 2021, a purported stockholder of the Company filed a putative derivative lawsuit in U.S. Federal Court in New York,
Assad v. Pershing Square Tontine Holdings, Ltd., et al,
(S.D.N.Y), against the Company, its independent directors and certain affiliates of the Company’s Sponsor alleging that the Company was operating as an illegal investment company, because among other claims, the Company had invested the proceeds from its initial public offering in securities (in the Company’s case, short-term U.S. Treasury securities and money market funds that own short-term U.S. Treasury securities). The lawsuit also claims that, despite the Company’s stated purpose to search for and complete an initial business combination, the Company has instead been engaged primarily in the business of investing in securities in violation of the Investment Company Act of 1940. An amended complaint filed on October 8, 2021 added direct claims related to the same core allegations. The defendants have filed motions to dismiss, which were fully briefed as of December 13, 2021. On December 16, 2021, the Court stayed discovery in the action pending decision on the motions to dismiss. The Company believes that this lawsuit is meritless and intends to defend against these claims vigorously. Nevertheless, as the Company has previously disclosed, it may be unlikely that the lawsuit, even if meritless, can finally be resolved in the short-term, which may make it more difficult for the Company to complete an initial business combination in a timely manner.
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
Holders
As of March 3, 2022, there were three holders of record of our Class A Common stock, one holder of record our Class B Common Stock, one holder of record of our public warrants, one holder of record of our Sponsor Warrants, and five holders of record of our Director Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock and warrants are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on shares of our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None
Performance Graph
The graph below compares the cumulative total return for our Class A Common Stock from September 11, 2020 (the first day on which our Class A Common Stock detached from our units and started trading separately on the NYSE) through December 31, 2021 with the comparable cumulative return of two indices: the S&P 500 Index and the Russell 2000 Index. The graph assumes $100 invested on September 11, 2020 in each of our Class A Common Stock and the two indices presented.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
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
The issuance of additional shares of our stock in a business combination, including the Forward Purchase Securities and any private investment on public equity, or PIPE, securities may:

•	significantly dilute the equity interest of investors;

•	subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	adversely affect prevailing market prices for our shares of Class A Common Stock and/or Redeemable Warrants.
Similarly, if we issue debt instruments or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to repay our debt obligations;

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

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

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
Recent Developments
Proposed and Subsequent Cancellation of an Initial Business Combination
Below is a description of the proposed Initial Business Combination, which was ultimately not consummated.
On June 20, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Vivendi SE to purchase a number of ordinary shares, par value €10 per share (the “UMG Shares”), representing approximately 10% of the share capital and voting rights, on a fully diluted basis, of Universal Music Group (“UMG”) for approximately $4 billion (the “Share Purchase”), with the expectation that the Company would distribute the UMG Shares to its Public Stockholders (the “Distribution” and together with the Share Purchase, the “Proposed IBC”). The Company expected that the Share Purchase would be consummated in the third quarter of 2021 and the Shares held in trust under the Distribution which would occur in November or December 2021.
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

The Company further announced that it expected to undertake a 1:4 reverse stock split following the issuance of the Distributable Tontine Redeemable Warrants, all warrants in respect of the Forward Purchase Agreement and Director Forward Purchase Agreements and the Distribution to target a net asset value (“NAV”) of approximately $22 per share.
Pursuant to the Proposed IBC, following the Distribution, the Company would have continued to exist and it would not have disappeared into UMG nor would it have been liquidated. The Company that would have continued to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).

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
On July 19, 2021, the Company announced that its board of directors had unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates (the “Assignees”). The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket
expenses incurred to that time by the Company in connection with transactions related to the Proposed IBC, which totaled $25.1 million. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
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
The Company continues to seek an initial business combination.
On August 10, 2021, the Assignees completed an initial closing under the Share Purchase Agreement, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above (which indemnity was allocated without the participation of the Company, among the Pershing Square Funds). Also on August 10, 2021, the Company entered into an assignment of the registration rights agreement to the Assignees, at which time the registration rights agreement was amended to provide, among other things, the Assignees certain rights to register UMG shares for a public offering no earlier than 2023 rather than providing for the Distribution that the Company originally envisioned.
Certain Observations
During the first two months of 2022, we have continued to work on identifying a target for an Initial Business Combination. For the year ended December 31, 2021, we recorded net income of $833,301,124, which was primarily due to a non-cash
GAAP gain of $836,147,258 related to the change in valuations of our Public Warrants, Sponsor Warrants, Director Warrants (“Private Placement Warrants”, collectively with the Public Warrants, the “Outstanding Warrants”) and the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”), each of which was previously accounted for as equity on our financial statements through December 31, 2020. The change in accounting was initiated following a statement by the Staff of the Securities & Exchange Commission on accounting for SPAC warrants. Following the SEC’s public statement, management along with the audit committee reconsidered accounting issues related to these instruments and restated our financial statements at December 31, 2020 to account for our Outstanding Warrants and FPA as derivative liabilities. For the year ended December 31, 2021, this accounting treatment has required us to record a non-cash
gain which we believe will not have any effect on our ability to consummate an initial business combination.
Changes in our stock price could lead to large fluctuations of fair value as a result of this accounting treatment. If our stock price increases over a given measurement period, the fair values of our warrants and FPA will also increase in value and result in a liability being recorded on our balance sheet and a non-cash
GAAP loss recorded in our earnings statement for the period, all other things being equal. Conversely, if our stock price declines over a measurement period, we will record a smaller liability or an asset on our balance sheet and report a non-cash
GAAP gain in our earnings statement, notwithstanding that our stockholders will be holding shares that have declined in value over the measurement period.

Non-cash
GAAP gains or losses due to changes in the fair value of such instruments have no impact on our cash balances – including the more than $4 billion we hold in a trust account at J.P. Morgan – and the minimum Committed FPA of $1 billion, nor do we expect the change in accounting to have any impact on our ability to consummate a potential initial business combination.
Results of Operations
All activities through December 31, 2021 were related to the Company’s organizational activities, preparation for the Company’s initial public offering, identifying a target company for a business combination and activities in connection with the Proposed IBC and its subsequent cancellation. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating
income in the form of interest and dividends on cash and cash equivalents, and marketable securities held in the trust account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence and Initial Business Combination related transaction expenses.
For the year ended December 31, 2021, we had net income of $833,301,124, which consisted of
(i) non-cash
gain related to change in the fair value of Forward Purchase Agreement liabilities/assets of $598,782,500, (ii)
non-cash
gain related to change in the fair value of Outstanding Warrant liabilities of $237,364,758, (iii) income earned on marketable securities held in the trust account of $1,850,026, (iv) IBC related fees reimbursement of $1,343,817, and (v) interest and dividends earned on marketable securities held in the operating account of $2,146, offset by (a) legal, insurance, research, franchise tax and other expenses totaling $5,734,774, and (b) provision for income taxes of $307,349.
For the period from May 4, 2020 (inception) through December 31, 2020, we had net loss of $954,881,205, which consisted of
(i) non-cash
loss related to change in the fair value of Forward Purchase Agreement liabilities/assets of $593,893,320, (ii)
non-cash
loss related to change in the fair value of Outstanding Warrant liabilities of $358,644,962, (iii) offering costs attributed to Outstanding Warrant liabilities of $912,625, (iv) legal, insurance, research, franchise tax and other expenses totaling $1,489,208, (v) IBC related fees of $1,343,817, and (vi) provision for income taxes of $289,155, offset by (a) income earned on marketable securities held in the trust account of $1,690,454, and (b) interest and dividends earned on marketable securities held in the operating account of $1,428.
Non-GAAP
Financial Measures
As noted above, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As such, we believe the amount of committed capital available for an Initial Business Combination is critical to our success as a blank check company. See Liquidity and Capital Resources below for further information on our unrestricted cash balances and funds held in the trust account as of December 31, 2021. In addition, we report adjusted net loss, which is a non-GAAP
financial measure that is not required by, or presented in accordance with, GAAP. Management uses this non-GAAP
measure to evaluate results as it reduces the volatility of operations due to the accounting for our warrants and forward purchase agreements, which are more fully described in Note 2 of the Notes to Financial Statements included herein, and which do not have an impact on the funds held in the trust account or committed capital available for an Initial Business Combination. We believe this information is useful to investors for these reasons. This non-GAAP
measure should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, this measure has limitations as an analytical tool, and when assessing our operating performance, you should not consider this measure in isolation or as a substitute for GAAP measures. We may calculate or present this non-GAAP
financial measure differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP
measure we report may not be comparable.
Adjusted net income/(loss) represents our net income/(loss) excluding the change in fair value of forward purchase agreement liabilities/assets and the change in fair value of Outstanding Warrant liabilities, which are non-cash
items. As of December 31, 2021, our balance sheets reflect a net liability of $220,450,746 (net of Forward Purchase Agreement assets) (December 31, 2020: $1,056,598,004) related to derivative liabilities/assets which do not impact the funding available for an Initial Business Combination. As can be observed, the value of the liabilities/assets relating to these instruments under GAAP (and the related income/(loss) that flows through the statements of operations) can swing significantly when in fact no economic changes have occurred.

	For the Year Ended December 31, 2021	For the Period from May 4, 2020 (inception) through December 31, 2020

Net income/(loss)	$833,301,124	$(954,881,205)
Less:
Change in fair value of Forward Purchase Agreement liabilities	598,782,500	(593,893,320)
Change in fair value of Outstanding Warrant liabilities	237,364,758	(358,644,962)
Offering costs allocable to Outstanding Warrant liabilities	-	(912,625)

Adjusted net loss	$ (2,846,134)	$ (1,430,298)
Liquidity and Capital Resources
Our liquidity needs had been satisfied prior to the consummation of the initial public offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest-bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note covering expenses related to the initial public offering. The loan was repaid in full on July 24, 2020, inclusive of interest. As of December 31, 2021 and December 31, 2020, $378,880 was left under the promissory note to be drawn down, and there were no borrowings outstanding, respectively.
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
As of December 31, 2021, we had an unrestricted cash balance of $23,156,677 in the operating account, held outside the trust account to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,002,943,971. Interest and dividend income earned on the balance in the trust account will be used by us to pay taxes on such income. From our inception through December 31, 2021, we withdrew $596,509 of interest and dividends earned on the trust account to pay our income taxes, of which all were withdrawn during the year ended December 31, 2021.
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

Contractual Obligations
We do not have any long-term debt, capital lease obligations or operating lease obligations as of December 31, 2021.
The underwriters are entitled to a deferred fee of $0.28 per Unit, or $56,250,000 in the aggregate payable only upon the completion of our initial business combination. The aggregate deferred underwriting fees includes (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $30,000,000 (a deferral of $12,500,000), plus (ii) a 2.0% rate applied to the gross offering proceeds, subject to a $56,250,000 cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the trust account paid in connection with the redemption rights of Public Stockholders, together with the amount of any capital raised in private placements in connection with the Initial Business Combination from investors other than Sponsor or its affiliates (the “Net Redemptions”), results in us having less than $2,000,000,000 of cash available upon consummation of the Initial Business Combination, only 25% of the aggregate deferred underwriting fees will be payable. If such amount of cash available is $2,000,000,000 or greater, 50% of the aggregate deferred underwriting fees will be payable, and the remaining 50% of the aggregate deferred underwriting fees will be subject to a pro-rata
reduction based on the amount of Net Redemptions as a percentage of the total public proceeds of the initial public offering. The deferred underwriting fees will be waived by the underwriters solely in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Common Stock Subject to Possible Redemption
We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Outstanding Warrants and FPA Liabilities/Assets
We account for our Outstanding Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities or derivative assets. Accordingly, we classify the Outstanding Warrants and FPA as liabilities or assets with changes in fair value reflected on the Company’s statements of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 of the Notes to Financial Statements included herein for further information on the significant inputs to the models utilized to determine the fair values of the Outstanding Warrants and FPA liabilities/assets.
Net Income/(Loss) per Common Share
We apply the
two-class
method of calculating earnings per share. Net income/(loss) per common share, basic and diluted, for Class A Common Stock subject to possible redemption is calculated by dividing the allocable income earned on the Trust Account, net of applicable income taxes, by the weighted-average number of Class A Common Stock subject to possible redemption outstanding for the period. Net income/(loss) per share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net income/(loss), adjusted for income/(loss) attributable to Class A Common Stock subject to possible redemption, by the weighted-average number of Class B non-redeemable
common stock outstanding for the period.
Off-Balance
Sheet Arrangements.
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.

Recent Accounting Pronouncements.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering and the private placements of the Sponsor Warrants and Director Warrants that are held in the trust account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Management’s Report on Internal Controls Over Financial Reporting
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based on their evaluation, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2021.
Management’s Report on Internal Controls Over Financial Reporting
Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment performed, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective as outlined by the COSO 2013 framework. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2021. The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2021, has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, we remediated a material weakness in our internal control over financial reporting. Following this remediation, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective. There has been no other change in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
To the Shareholders and Board of Directors of
Pershing Square Tontine Holdings, Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Pershing Square Tontine Holdings, Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control-Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows the year ended December 31, 2021 and the period from May 4, 2020 (inception) through December 31, 2020 of the Company, and our report dated March 3, 2022 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.
Marcum LLP
New York, NY
March 3, 2022

Item 9B. Other Information.
None
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Title
William Ackman	55	Chairman and Chief Executive Officer; Director
Ben Hakim	46	President
Michael Gonnella	41	Chief Financial Officer
Steve Milankov	48	Corporate Secretary
Lisa Gersh	63	Director
Michael Ovitz	75	Director
Jacqueline D. Reses	52	Director
Joseph S. Steinberg	78	Director
William Ackman
serves as
our Chairman and Chief Executive Officer. Mr. Ackman founded Pershing Square in 2003, and is principally responsible for its investment policies and implementation. Mr. Ackman has spent 30 years in the investment management industry. Prior to forming Pershing Square, he co-founded
Gotham Partners Management Co., LLC, an investment adviser that managed public and private equity portfolios. Mr. Ackman is currently Chairman of the Board of the Howard Hughes Corporation, and a member of the Investment Advisory Committee of the Federal Reserve Bank of NY. Mr. Ackman received his Bachelor of Arts degree from Harvard College, where he graduated magna cum laude, and received his Masters in Business Administration from Harvard Business School.
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
Lisa Gersh
Lisa Gersh
co-founded
Oxygen Media (“Oxygen”) in 1999 and remained its President and Chief Operating Officer until the company’s sale to NBC in 2007 for $925 million. Oxygen was the first-ever multi-platform brand and created content for women, by women, and reached 74 million homes at the time of its sale. Following the sale of Oxygen, Ms. Gersh joined NBC and spearheaded NBC’s acquisition of the Weather Channel, serving briefly as its interim Chief Executive Officer. Also at NBC, Ms. Gersh launched Education Nation, a transformative education initiative that established NBC as the media authority on education. In 2011, Ms. Gersh took over the operations of Martha Stewart Living Omnimedia, Inc. (“Martha Stewart”), first as President and later as its Chief Executive Officer. During her tenure, Ms. Gersh rebranded Martha Stewart, materially reduced its operating expenses, and returned the company to profitability. In 2014, Ms. Gersh transformed Gwyneth Paltrow’s blog, Goop, Inc. (“Goop”), into the first contextual commerce brand. In the process of taking Goop from a collection of recommendations to a freestanding brand, Ms. Gersh oversaw, among other things, the launch of Goop’s
e-commerce
store, skincare and fashion lines, and created Goop’s
pop-up
retail strategy. In 2017, Ms. Gersh was named Chief Executive Officer of Alexander Wang, a global fashion brand based in New York City. A graduate of Rutgers Law School, Ms. Gersh began her career as a lawyer, first as a litigation associate at Debevoise & Plimpton LLP, and then as a Partner at Friedman, Kaplan, Seiler & Adelman LLP, a boutique law firm specializing in complex litigation and commercial transactions, which Ms. Gersh co-founded,
and which today has more than 50 lawyers. Currently, Ms. Gersh sits on the board of directors of Hasbro, Inc., where she chairs the Compensation Committee, and Establishment Labs Holdings Inc., where she chairs the Nomination and Governance Committee and Money Lion, where she chairs the Nominating and Governance Committee. She also serves on the board of directors of the Bail Project, Inc. Ms. Gersh previously served on the board of directors of comScore, Inc.

Michael Ovitz
co-founded
Creative Artists Agency (CAA) in 1974 and served as its Chairman until 1995. Over that
20-year
period, he grew the agency from a
start-up
organization to the world’s leading talent agency, representing more than 1,000 of the most notable actors, directors, musicians, screenwriters and other personalities in the entertainment industry, including Martin Scorsese, Sean Connery, Robert Redford, Paul Newman, Robert DeNiro, Al Pacino, Bill Murray, Dustin Hoffman, Steven Spielberg, David Letterman, Meryl Streep, Barbara Streisand, Michael Crichton and Michael Jackson. In his journey from the mailroom to media mogul, Mr. Ovitz launched the most powerful agency in the world (to -date), sold three major Hollywood studios, executed all marketing and advertising for The Coca-Cola Company (including creating the Polar Bear Campaign) and was at the forefront of the digital revolution, making alliances with Intel Corporation and other early Silicon Valley companies. Mr. Ovitz also served as President of the Walt Disney Company, from October 1995 to January 1997. In 2010, Mr. Ovitz founded the venture capital fund Broad Beach Ventures LLC, a portfolio of over two hundred companies. He has been a senior advisor to Palantir Technologies for over 10 years and has invested in and advised companies from startups to black swans. He was instrumental in the creation of venture capital firm Andreessen Horowitz and frequently consults for many other firms. In 2018, Mr. Ovitz wrote and published his memoir
Who Is Michael Ovitz?
, which was on the long list for The Financial Times and McKinsey Business Book of the Year Award. Mr. Ovitz is a graduate of University of California, Los Angeles and helped rebuild the UCLA Medical Center in 1997, while serving as its Chairman for over a decade. Mr. Ovitz is also a notable art collector and serves on The Board of Trustees at The Museum of Modern Art in New York City.
Jacqueline Dawn Reses
serves as the chief executive officer of Post House Capital and most recently served as executive chair of Square Financial Services LLC and capital lead at Square, Inc., a publicly traded financial services company which provides services to small businesses and consumers, from October 2015 to October 2020. From February 2016 to July 2018, she also served as people lead at Square, Inc. From September 2012 to October 2015, she served as chief development officer of Yahoo! Inc. Prior to Yahoo, she led the U.S. media group as a partner at Apax Partners Worldwide LLP, a global private equity firm, which she joined in 2001. As of 2020, she serves on the board of advisors of the Wharton School of the University of Pennsylvania. She currently serves on the board of directors of Nubank, Affirm, TaskUs, and Endeavor. She also is the chairperson of the Economic Advisory Council of the Federal Reserve Bank of San Francisco. She previously served on the board of directors of Alibaba Group Holding Limited, Context Logic, Social Capital Hedosophia Holding Corp. and Social Capital Hedosophia Holding Corp III. She holds a Bachelor’s of Science in Economics with honors from the Wharton School of the University of Pennsylvania.
Joseph S.
Steinberg
is Chairman of the Board of Directors of Jefferies Financial Group Inc., and, from January 1979 until March 1, 2013, served as President of Leucadia National Corporation (now Jefferies Financial Group Inc.). He has also been a director of Jefferies Group since 2008, Crimson Wine Group since 2013 and served as a director of HomeFed Corporation from August 1998 and Chairman of the Board from December 1999 until its acquisition by Jefferies Financial Group Inc. in 2019. Mr. Steinberg has previously served as a director of HRG Group, Inc., Spectrum Brands Holdings, Inc., Mueller Industries, Inc., Fidelity & Guaranty Life and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 40 years as President and a director of Leucadia National Corporation and now as Chairman and a director of Jefferies Financial Group Inc.
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
Each member of the audit committee is independent and financially literate, and our board of directors has determined that Jacqueline Reses, the Chair of our audit committee, qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
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

Compensation Committee
Lisa Gersh, Jacqueline Reses and Joseph Steinberg serve as members of our compensation committee, with Lisa Gersh serving as Chair of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent. Each member of our compensation committee is independent. As we are not paying compensation to any employees, and have already determined director compensation, we do not expect the compensation committee will meet for substantive compensation purposes prior to our Initial Business Combination, (other than meeting at least annually for administrative purpose).
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
Director Nominations
Our nominating and governance committee will recommend to the board of directors, candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. However, we do not expect to hold an annual meeting of stockholders until after we consummate our Initial Business Combination.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from May 4, 2020 (inception) through December 31, 2021, there were no delinquent filers.
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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers: (1)
Pershing Square TH Sponsor, LLC (Our Sponsor) (2)	100	*
Pershing Square Funds (3)(4)	200,000,100	50.0%
William A. Ackman (5)	200,000,100	50.0%
Ben Hakim	—	—
Michael Gonnella	4,500	*
Steve Milankov	—	—
Lisa Gersh	—	—
Michael Ovitz (6)	250,000	*
Jacqueline Reses (7)	50,000	*
Joseph S. Steinberg (8)	9,375	*
All directors and executive officers as a group (8 individuals)	200,313,975	50.0%
Other 5% Stockholders:
Guggenheim Capital, LLC (9)	22,000,000	11.0%
Allspring Global Investments Holdings LLC (10)	11,181,934	5.6%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the persons herein is 787 Eleventh Avenue, 9t h Floor, New York, New York 10019.
(2)	Interests shown consist solely of Class B Common Stock. Such shares will automatically convert into Class A Common Stock on a one-for-one basis, at the closing of our Initial Business Combination.
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

(9)
Based upon the Schedule 13G filed by Guggenheim Partners, LLC with the SEC on August 10, 2020. Beneficial ownership of these shares is shared among Guggenheim Partners, LLC, Guggenheim Capital, LLC and Security Investors LLC. The business address of Guggenheim Partners, LLC is 227 West Monroe Street, Chicago, IL 60606.

(10)
Based upon the Schedule 13G filed by Allspring Global Investments Holdings LLC with the SEC on January 18, 2022. The business address of Allspring Global Investments Holdings LLC is 525 Market Street, San Francisco, CA, 94105.

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
The Sponsor Warrants are not redeemable by us (other than as may be required in connection with a merger where the holders receive consideration other than common stock) and will be exercisable, in whole or in part, on a cash or cashless basis beginning three years after the consummation of our Initial Business Combination. The Sponsor Warrants will have a term of 10 years from the consummation of our Initial Business Combination. The Sponsor Warrants will be subject to certain transfer restrictions until the date that is three years after the consummation of our Initial Business Combination. We have granted certain registration rights to our Sponsor, its permitted transferees and any holders of the Sponsor Warrants or the shares issuable upon conversion thereof, as provided in the Registration Rights Agreement, which will permit such securities to be sold on the public market when the lock-up
period ends, three years after the date on which we consummate our Initial Business Combination.
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
Item 14. Principal Accounting Fees and Services.
Fees
The following table summarizes the aggregate fees billed for professional services provided to us by Marcum LLP (“Marcum”) for the year ended December 31, 2021 and for the period from May 4, 2020 (inception) through December 31, 2020:

Fee Category	For the Year ended December 31, 2021	For the Period from May 4, 2020 (inception) through December 31, 2020
Audit Fees (1)	$ 101,455	$ 89,301
Audit- Related Fees (2)	-	-
Tax Fees (3)	9,579	-
All Other Fees	-	-
Total Fees	$ 111,034	$ 89,301

(1)
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our a) annual financial statements; b) internal control over financial reporting; c) initial public offering; as well as review of our interim financial statements included in our quarterly reports on Form
10-Q
and other services that an independent registered public accounting firm would customarily provide in connection with regulatory and other required filings submitted to the SEC.

(2)
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fee s. Tax fees consist of fees billed for tax compliance, which generally involves assistance in preparing, reviewing and filing various tax filings in the U.S., and tax consulting.
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
On March 23, 2021, Marcum learned that a tax partner, who we refer to below as the “covered person” in Marcum’s New York office had acquired 150 shares of our common stock on November 18, 2020 for an aggregate purchase price of $3,590.50, and sold the shares on January 7, 2021 for an aggregate sales price of $4,109.41, a transaction that was not permissible under Marcum’s internal policies or the SEC’s independence rules.
Marcum has advised our audit committee that it believes that Marcum remains objective and impartial despite this violation of the SEC’s independence rules, and therefore believes that it can continue to serve as our independent auditor. Marcum also advised the audit committee that it believes that in light of its analysis, a reasonable investor possessing all of the facts regarding the matter would conclude that Marcum was and is independent and capable of exercising objective and impartial judgment with respect to our financial statements. Marcum has advised the audit committee that their views and conclusions are based in part on the following considerations:

•	the “covered person” was a tax partner, not an audit partner, and did not play any role in the conduct of the audit or provide any other services to us;

•	the “covered person” was not aware, at the time of purchase and sale, that we were a Marcum audit client;

•	the “covered person” self-reported the violation when the “covered person” became aware that we were an audit client;

•	the “covered person” practiced in a different physical office from that in which the lead audit partner primarily practices;

•	no other Marcum personnel were aware of the transaction until it was self-reported by the “covered person”; and

•	the amount involved in the covered person’s trade was not material in amount.
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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits

1.1	Underwriting Agreement, dated July 21, 2020, among the Company, Citigroup Global Markets Inc., Jefferies LLC, and UBS Securities LLC, as representatives of the several underwriters.(1)

2.1	Share Purchase Agreement, dated June 20, 2021, by and between the Pershing Square Tontine Holdings, Ltd. and Vivendi S.E.(2)

3.1	Second Amended and Restated Certificate of Incorporation.(3)

3.2	Bylaws of the Company, effective May 7, 2020.(1)

4.1	Form of Specimen Unit Certificate.(4)

4.2	Form of Specimen Class A Common Stock Certificate.(4)

4.3	Form of Specimen Redeemable Warrant Certificate.(4)

4.4	Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

4.5	Sponsor Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

4.6	Director Warrant Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

4.7	Description of Securities (5)

10.1	Securities Subscription Agreement, dated May 7, 2020, between the Company and Pershing Square TH Sponsor, LLC.(4)

10.2	Amended and Restated Promissory Note, dated June 20, 2020, issued to Pershing Square TH Sponsor, LLC.(4)

10.3	Forward Purchase Agreement, dated June 21, 2020, between the Company, Pershing Square, L.P., Pershing Square International, Ltd., and Pershing Square Holdings, Ltd.(4)

10.4	Letter Agreement, dated July 21, 2020, among the Company, and its directors, officers, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.(1)

10.5	Investment Management Trust Agreement, dated July 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.6	Registration Rights Agreement, dated July 21, 2020, between the Company and its directors, Pershing Square TH Sponsor, LLC, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.(1)

10.7	Sponsor Warrant Purchase Agreement, dated July 21, 2020, between the Company and Pershing Square TH Sponsor, LLC.(1)

10.8	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Lisa Gersh.(1)

10.9	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(1)

10.10	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(1)

10.11	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.(1)

10.12	Director Warrant Purchase Agreement, dated July 21, 2020, between the Company and The Joseph S and Diane H Steinberg Charitable Trust.(1)

10.13	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(1)

10.14	Director Forward Purchase Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(1)

10.15	Indemnity Agreement, dated July 21, 2020, between the Company and Ben Hakim.(1)

10.16	Indemnity Agreement, dated July 21, 2020, between the Company and Steve Milankov.(1)

10.17	Indemnity Agreement, dated July 21, 2020, between the Company and Lisa Gersh.(1)

10.18	Indemnity Agreement, dated July 21, 2020, between the Company and Michael Ovitz.(1)

10.19	Indemnity Agreement, dated July 21, 2020, between the Company and Jacqueline Reses.(1)

10.20	Indemnity Agreement, dated July 21, 2020, between the Company and Joseph Steinberg.(1)

10.21	Indemnity Agreement, dated November 12, 2020, between the Company and William A. Ackman.(6)

10.22	Indemnity Agreement, dated November 12, 2020, between the Company and Michael Gonnella.(6)

10.23	Pershing Entities Letter Agreement, dated June 20, 2021, by and among Pershing Square Tontine Holdings, Ltd, Pershing Square TH Sponsor, LLC, Pershing Square Holdings, Ltd., Pershing Square, L.P., Pershing Square International, Ltd., Lisa Gersh, Michael Ovitz, Jacqueline D. Reses and Joseph S. Steinberg.(2)

10.24	Registration Rights Agreement, dated June 20, 2021, by and among Pershing Square Tontine Holdings, Ltd, Pershing Square TH Sponsor, LLC , and Universal Music Group B.V.(2)

10.25	Indemnification Agreement, dated June 20, 2021, by and between the Pershing Square Tontine Holdings, Ltd. and Vivendi S.E.(2)

10.26	Assignment Agreement, dated July 18, 2021, by and among Pershing Square Tontine Holdings, Ltd., Pershing Square Holdings, Ltd, Pershing Square, L.P., Pershing Square International, Ltd, and PS VII Master, L.P.(7)

10.27	Indemnity Assumption, dated July 18, 2021, by and among Pershing Square Tontine Holdings, Ltd., Pershing Square Holdings, Ltd, Pershing Square, L.P., Pershing Square International, Ltd, and PS VII Master, L.P. (7)

14.1	Code of Conduct and Ethics.(4)

31.1 *	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1) Incorporated by reference to the Company’s Current Report on
Form 8-K filed
on July 28, 2020.
(2) Incorporated by reference to the Company’s Current Report on Form
8-K
filed on June 28, 2021.
(3) Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on
Form S-1/A filed
on July 20, 2020.
(4) Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on
Form S-1/A filed
on July 6, 2020.
(5) Incorporated by reference to the Company’s Annual Report on Form
10-K
filed on March 31, 2021.
(6) Incorporated by reference to the Company’s Quarterly Report on
Form 10-Q filed
on November 12, 2020.
(7) Incorporated by reference to the Company’s Current Report on Form
8-K
filed on July 19, 2021.
Item 16. Form
10-K
Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 3, 2022

PERSHING SQUARE TONTINE HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name: William A. Ackman
Title: Chief Executive Officer, Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William A. Ackman William A. Ackman	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2022

/s/ Michael Gonnella Michael Gonnella	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022

/s/ Lisa Gersh Lisa Gersh	Director	March 3, 2022

/s/ Michael Ovitz Michael Ovitz	Director	March 3, 2022

/s/ Jacqueline Reses Jacqueline Reses	Director	March 3, 2022

/s/ Joseph Steinberg Joseph Steinberg	Director	March 3, 2022

PERSHING SQUARE TONTINE HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Pershing Square Tontine Holdings, Ltd.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pershing Square Tontine Holdings, Ltd. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders
’
equity and cash flows the year ended December 31, 2021 and the period from May 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from May 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013
and our report dated March 3, 2022
,
expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
Emphasis of a Matter
As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of July 24, 2022. The Company must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit
s
in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit
s
to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit
s
included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit
s
also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit
s
provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Description of the Matter
The values of Level 3 financial instruments held by the Company at fair value includes a forward purchase agreement net asset amounting to $4,889,180 and warrant liability amounting to $225,339,926. The fair values of these financial instruments, which are not actively traded, were determined using Level 3 valuation techniques. Where a valuation model is used, significant inputs are obtained from valuation specialists and other sources.
The principal considerations for our determination that performing procedures relating to the valuation of Level 3 financial instruments at fair value is a critical audit matter are (i) there was significant judgment exercised by management to determine the fair value of Level 3 financial instruments using valuation models, which include inputs and other estimation assumptions and (ii) there was significant judgement and audit effort to evaluate the evidence obtained related to the valuation models, inputs and assumptions, as well as the audit effort involving the use of professionals with specialized skill and knowledge.
As described in Notes 4 and 10 to the financial statements, the Company entered a forward purchase agreement with Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd. collectively referred to as the “Purchasers” who are related parties of the Company and its Sponsor Pershing Square TH Sponsor, LLC. The forward purchase agreements provide for the Company to sell and for the Purchasers to purchase 50,000,000 forward purchase units under a firm commitment at any time prior to an initial business combination for aggregate proceeds of $1,000,000,000 and an additional 100,000,000 forward purchase units at the Purchaser’s option for additional aggregate proceeds of $2,000,000,000. The Company also issued $65,000,000 of common stock purchase warrants to Pershing Square TH Sponsor, LLC and $2,837,500 of common stock purchase warrants to certain of its directors.
Significant assumptions used by management in measuring the fair value of the forward purchase agreements include (i) estimating their expected term and (ii) discounting them for their lack of marketability. Significant assumptions used by management in measuring the fair values of the warrants include quantifying discounts for (i) the possibility that a business combination may not occur and (ii) lack of marketability. Further, the quantity of shares issuable upon exercise of the warrants is based upon contractual defined percentages of fully diluted shares that would be outstanding at the time of an initial business combination.
The primary procedures we performed to address this critical audit matter included the following auditing the Company’s classification assessment of the instruments, reading relevant agreements, making inquiries of management regarding the Company’s business combination. We also evaluated the reasonableness of business judgments made by management regarding the expected lives of financial instruments and the manner in which assumptions were developed to estimate the equity value of a potential business target as a way to quantify the likely number shares issuable under the common stock purchase warrants. We also utilized a valuation specialist to assist us in evaluating the appropriateness of the models that were used to calculate the fair values and reasonableness of volatility rates and discounts for lack of marketability and the possibility that a business combination might not occur.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 3, 2022

PERSHING SQUARE TONTINE HOLDINGS, LTD.
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current Assets:

Cash and cash equivalents	$23,156,677	$25,348,287
Prepaid expenses	939,289	2,601,472
Dividends receivable from operating account	203	220

Total Current Assets	24,096,169	27,949,979
Forward Purchase Agreement assets	4,889,180	–
Cash and marketable securities held in Trust Account	4,002,943,971	4,001,690,454

Total Assets	$4,031,929,320	$4,029,640,433

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accrued expenses	$1,823,470	$1,207,263
Accrued offering costs	–	85,000
Income taxes payable	–	289,155
Due to related party	3,789	–

Total Current Liabilities	1,827,259	1,581,418
Forward Purchase Agreement liabilities	–	593,893,320
Outstanding Warrant liabilities	225,339,926	462,704,684
Deferred underwriting fees payable	56,250,000	56,250,000

Total Liabilities	283,417,185	1,114,429,422

Commitments and Contingencies
Class A Common Stock, $0.0001 par value, 200,000,000 shares subject to possible redemption at redemption value	4,002,943,971	4,001,401,299

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized	–	–
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	–	–
Additional paid-in capital	25,000	25,000
Accumulated deficit	(254,456,836)	(1,086,215,288)

Total Stockholders’ Deficit	(254,431,836)	(1,086,190,288)

Total Liabilities , Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$4,031,929,320	$4,029,640,433

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
STATEMENTS OF OPERATIONS

	Year Ended	Period From May 4, 2020 (Inception) Through
	December 31, 2021	December 31, 2020
Interest and dividend income	$2,146	$1,428
Legal fees	(3,242,404)	(348,159)
Insurance	(1,653,238)	(743,291)
Printing	(57,823)	(5,562)
Accounting	(380,814)	(20,291)
Franchise tax	(200,000)	(132,290)
Research	(24,545)	(192,582)
Other	(175,950)	(47,033)

Loss from operations	(5,732,628)	(1,487,780)

IBC related fee s	(23,805,076)	(1,343,817)
Reimbursement of cancelled IBC	25,148,893	-

IBC related fees	1,343,817	(1,343,817)

Dividends earned on marketable securities held in Trust Account	99,839	16,394
Realized gains on marketable securities held in Trust Account	1,561,412	1,491,597
Change in unrealized gains on marketable securities held in Trust Account	188,775	182,463

Income earned in Trust Account	1,850,026	1,690,454

Offering costs allocable to Outstanding Warrant liabilities	-	(912,625)
Change in fair value of Forward Purchase Agreement liabilities/assets	598,782,500	(593,893,320)
Change in fair value of Outstanding Warrant liabilities	237,364,758	(358,644,962)

Other income/(loss)	836,147,258	(953,450,907)

Income/(loss) before income tax provision	833,608,473	(954,592,050)
Income tax provision	(307,349)	(289,155)

Net income/(loss)	$833,301,124	$(954,881,205)

Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	200,000,000

Basic net income per share, Class A Common Stock subject to possible redemption	$0.01	$0.01

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	219,454,901	224,130,690

Diluted net income per share, Class A Common Stock subject to possible redemption	$0.01	$0.01

Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100

Basic net income/(loss) per share, Non-redeemable Class B Common Stock	$8,317,584.47	$(9,562,825.04)

Diluted net income/(loss) per share, Non-redeemable Class B Common Stock	$2,329,759.47	$(9,562,825.04)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – May 4, 2020 (inception)	–	$–		$–	$–	$–	$–
Issuance of Class B Common Stock to Sponsor	–	–	100	–	25,000	–	25,000
Measurement adjustment on redeemable common stock						(131,334,083)	(131,334,083)
Net loss	–	–	–	–	–	(954,881,205)	(954,881,205)

Balance – December 31, 2020	–	$–	100	$–	$25,000	$(1,086,215,288)	$(1,086,190,288)
Measurement adjustment on redeemable common stock	–	–	–	–	–	(1,542,672)	(1,542,672)
Net income	–	–	–	–	–	833,301,124	833,301,124

Balance – December 31, 2021	–	$–	100	$–	$25,000	$(254,456,836)	$(254,431,836)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Period From May 4, 2020 (Inception) Through December 31, 2020
Cash flows from operating activities:
Net income/(loss)	$833,301,124	$(954,881,205)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Offering costs allocable to Outstanding Warrant liabilities	—	912,625
Change in fair value of Forward Purchase Agreement liabilities/assets	(598,782,500)	593,893,320
Change in fair value of Outstanding Warrant liabilities	(237,364,758)	358,644,962
Dividends earned on marketable securities held in Trust Account	(99,839)	(16,394)
Realized gains on marketable securities held in Trust Account	(1,561,412)	(1,491,597)
Change in unrealized gains on marketable securities held in Trust Account	(188,775)	(182,463)
Changes in operating assets and liabilities:
Dividends receivable from operating account	17	(220)
Prepaid expenses	1,662,183	(2,601,472)
Accrued expenses	616,207	1,207,263
Income taxes payable	(289,155)	289,155
Due to related party	3,789	–

Net cash used in operating activities	(2,703,119)	(4,226,026)

Cash flows from investing activities:
Investment of cash in Trust Account	–	(4,000,000,000)
Cash withdrawn from Trust Account to pay income taxes	596,509	–

Net cash provided by/(used in) investing activities	596,509	(4,000,000,000)

Cash flows from financing activities:
Proceeds from sale of Units	–	4,000,000,000
Proceeds from sale of Sponsor and Director Warrants	–	67,837,500
Payment of underwriting fees	–	(35,000,000)
Payment of offering costs	(85,000)	(3,288,187)
Proceeds from promissory note – related party	–	1,121,120
Repayment of promissory note – related party	–	(1,121,120)
Proceeds from issuance of Class B Common Stock to Sponsor	–	25,000

Net cash provided by financing activities	(85,000)	4,029,574,313

Net change in cash	(2,191,610)	25,348,287
Cash and cash equivalents – beginning of period	25,348,287	–

Cash and cash equivalents – end of period	$23,156,677	$25,348,287

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(596,509)	$–

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$56,250,000	$56,250,000

Initial classification of common stock subject to possible redemption	$–	$4,000,000,000

Change in value of common stock subject to possible redemption	$1,542,672	$1,401,299

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 4, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, identifying a target for an Initial Business Combination and activities in connection with the proposed and subsequent cancellation of an Initial Business Combination with Vivendi S.E. (“Vivendi”), a corporation (société européenne) incorporated under the laws of France, in which the Company would purchase shares of Universal Music Group B.V. (“UMG”, majority owned subsidiary of Vivendi), a private company with limited liability organized under the laws of the Netherlands, as described further in Note 5. The Company generates non-operating
income in the form of interest and dividends from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discuss below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31 st
as its fiscal
year-end.
The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $18.5 billion of assets under management as of December 31, 2021. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).
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
Upon the closing of the Initial Public Offering and the private placements, $4,000,000,000 ($20.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placements of the Sponsor Warrants and Director Warrants were placed in a trust account (the “Trust Account”), with the remaining proceeds placed in an operating account outside the Trust Account. As of December 31, 2021 and December 31, 2020, $23,156,677 and $25,348,287, respectively, were held as unrestricted cash outside

F-
8

the Trust Account to pay for ongoing expenses (such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses). The Trust Account is not liable for these expenses.
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
The Trust Account
The Trust Account is located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. As of December 31, 2021, the Company held U.S. Treasury bills in the Trust Account with a face value of $
4,003,040,000 maturing in January and February 2022.
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
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for cash equal to their pro-rata
share of the amount then on deposit in the Trust Account as of five business days prior to the consummation of the Initial Business Combination, including any interest and dividend income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes owed in respect of such income derived from the Trust Account (the “Redemption Value”). The Redemption Value to be distributed to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting fees (further discussed in Note 5) that the Company will pay to the underwriters. There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s Class B Common Stock (as defined below) or Warrants (as defined in Note 4).

F-
9

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
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company is not exposed to significant risks on such accounts and has not experienced any losses.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

F-
10

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the periods reported.
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
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2021 and December 31, 2020, cash and cash equivalents on the balance sheets are comprised of cash in bank of $182,037 and $867, respectively, and a money market fund balance of $22,974,640 and $25,347,420, respectively, which are invested solely in U.S. Treasury obligations and cash.
Marketable Securities Held in Trust Account
As of December 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.
From its inception to December 31, 2021, the Company has withdrawn $596,509 of income earned on the Trust Account to pay for its income tax obligations, all of which was withdrawn during the year ended December 31, 2021.
Outstanding Warrants and FPA Liabilities
The Company accounts for the Public Warrants, the Sponsor Warrants and Director Warrants (“Private Placement Warrants”, collectively with the Public Warrants, the “Outstanding Warrants”) and the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”) in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities or assets, (the liability related to such Outstanding Warrants, the “Outstanding Warrant liabilities”). Accordingly, the Company classifies the Outstanding Warrants and FPA as derivative liabilities or assets with changes in fair value reflected on the statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 for further details.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and December 31, 2020, 200,000,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The

F-1
1

Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Class B Common Stock
The Company accounts for its Class B Common Stock as contingently convertible instruments in accordance with the guidance in ASC Topic 505 “Equity.” Accordingly, at December 31, 2021 and December 31, 2020, 100 shares of Class B Common Stock are presented at cost as permanent equity on the Company’s balance sheets.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company applies the treasury stock method to the Public Warrants sold in the Initial Public Offering, the private placement of the Sponsor and Director Warrants and the Forward Purchase Agreement in the calculation of diluted income (loss) per share. The ability for the Outstanding Warrants to be exercised is contingent upon the occurrence of future events that have not been met as of the end of the reporting period. Similarly, the ability for automatic conversion of Sponsor’s Class B Common Stock into Class A Common Stock is contingent upon the completion of an Initial Business Combination which has not been met as of the end of the reporting period. As a result, the Company has not considered the effect of the Outstanding Warrants or the Class B Common Stock on net income (loss) per common share for the periods presented.
The Company’s statements of operations include a presentation of income (loss) per share for common shares in a manner similar to the two-class
method of calculating income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common Stock subject to possible redemption is calculated by dividing the allocable income earned on the Trust Account, net of applicable income taxes, by the weighted-average number of Class A Common Stock subject to possible redemption outstanding for the period.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Period From May 4, 2020 (Inception) through December 31, 2020
	(Basic)	(Diluted)	(Basic)	(Diluted)
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$ 1,850,026	$ 1,850,026	$ 1,690,454	$ 1,690,454
Income taxes	(307,349)	(307,349)	(289,155)	(289,155)

Net earnings	$ 1,542,677	$ 1,542,677	$ 1,401,299	$ 1,401,299

Denominator: Weighted-average Class A Common Stock subject to possible redemption
Weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	219,454,901	200,000,000	224,130,690

Net income per share, Class A Common Stock subject to possible redemption	$ 0.01	$ 0.01	$ 0.01	$ 0.01

Non-Redeemable Class B Common Stock
Numerator: Net income/(loss) minus net earnings and change in fair value of FPA assets/liabilities
Net income/(loss)	$ 833,301,124	$ 833,301,124	$(954,881,205)	$(954,881,205)
Net earnings allocable to Class A Common Stock subject to possible redemption	(1,542,677)	(1,542,677)	(1,401,299)	(1,401,299)
Change in fair value of FPA assets/liabilities	–	(598,782,500)	–	–

Non-redeemable net income/(loss)	$831,758,447	$232,975,947	$(956,282,504)	$(956,282,504)

Denominator: Weighted-average Non-redeemable Class B Common Stock
Weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100	100

Net income/(loss) per share, Non-redeemable Class B Common Stock	$8,317,584.47	$2,329,759.47	$(9,562,825.04)	$(9,562,825.04)

F-1
2

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
Management does not believe that any
 other

recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.
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
Note 3—Initial Public Offering
Pursuant to the Initial Public Offering on July 24, 2020, the Company sold 200,000,000 units at a price of $20.00 per Unit. Each Unit consisted of one share of the Company’s Class A Common Stock, and one-ninth
of one Distributable Redeemable Warrants. In addition, the Company’s Certificate of Incorporation provides that an aggregate of 44,444,444 Distributable Tontine Redeemable Warrants will be distributed on a pro-rata
basis to the Public Stockholders who do not redeem their Public Shares in connection with the Initial Business Combination, the distribution of which will occur immediately after such redemptions and immediately prior to the closing of the Initial Business Combination. Each whole Redeemable Warrant or Forward Purchase Warrant (as defined in Note 4, and collectively with the Redeemable Warrants, the “Warrants”) entitles the holder to purchase one share of Class A Common Stock at a price of $23.00 per share, subject to adjustment (see Note 6).
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

F-1
3

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

F-1
4

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
Director Forward Purchase Agreement
On July 21, 2020, the Company entered into a Director Forward Purchase Agreement with certain of its independent directors (the “Director Forward Purchasers”). The Director Forward Purchasers agreed to purchase, in one or more private placements in such amounts and at such time or times as each Director Forward Purchasers determines, but no later than simultaneously with the closing of the Initial Business Combination, an aggregate amount of $6,000,000 of Forward Purchase Units. The Director Forward Purchasers may not transfer their obligation to purchase such Forward Purchase Units, other than to the Sponsor, its affiliates and other directors. Such Forward Purchase Securities will be subject to certain transfer restrictions and have certain registration rights.
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
Related Party Loans
The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. Pursuant to the terms of the Note, once an amount has been drawn down under the Note, it shall not be available for future drawdown requests even if repaid. As such, as of December 31, 2021 and December 31, 2020, $378,880 was left under the promissory note to be drawn down, and there were no
borrowings outstanding under the Note.
Due to Related Party
The Company incurred $25,148,893 of expenses related to the Proposed IBC (defined and further discussed in Note 5). During 2021, Pershing Square Holdings, Ltd. and certain of its affiliates, as assignees of the Proposed IBC, reimbursed the Company $25,152,682, which includes an over-reimbursement of $3,789 due to a change in foreign exchange rate. As of December 31, 2021, $3,789 was included in due to related party on the Company’s balance sheets.
Assignment Agreement
On July 18, 2021, the Company entered into an Assignment Agreement with Pershing Square Holdings, Ltd. and certain of its affiliates, pursuant to which the Company assigned its rights under the Share Purchase Agreement (as defined and further discussed in Note 5) to the Assignees. The Assignees have also agreed to assume the indemnity agreement between the Company and Vivendi, and to reimburse the Company for the expenses incurred in connection with the Proposed IBC (as defined and further discussed in Note 5), which totaled $25,065,931 as reflected in the statements of operations. As of December 31, 2021, all expenses have been reimbursed to the Company.
Note 5—Commitments and Contingencies
Proposed and Subsequent Cancellation of an Initial Business Combination
Below is a description of the proposed Initial Business Combination, which was ultimately not consummated.

On June 20, 2021, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Vivendi SE to purchase a number of ordinary shares, par value €10 per share (the “UMG Shares”), representing approximately 10% of the share capital and voting rights, on a fully diluted basis, of Universal Music Group (“UMG”) for approximately $4 billion (the “Share Purchase”), with the expectation that the Company would distribute the UMG Shares to its Public Stockholders (the “Distribution” and

together with the Share Purchase, the “Proposed IBC”). The Company expected that the Share Purchase would be consummated in the third quarter of 2021 and the Shares held in trust under the Distribution which would occur in November or December 2021.

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

The Company further announced that it expected to undertake a 1:4 reverse stock split following the issuance of the Distributable Tontine Redeemable Warrants, all warrants in respect of the Forward Purchase Agreement and Director Forward Purchase Agreements and the Distribution to target a net asset value (“NAV”) of approximately $22 per share.
Pursuant to the Proposed IBC, following the Distribution, the Company would have continued to exist and it would not have disappeared into UMG nor would it have been liquidated. The Company that would have continued to exist is referred to herein as “RemainCo”. RemainCo would have been the same corporate entity and it would have continued to be named Pershing Square Tontine Holdings, Ltd. The Public Stockholders would have continued to own shares in RemainCo, and it was intended that RemainCo would pursue a traditional business combination with an operating business (RemainCo’s “Future Business Combination”).
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
On July 19, 2021, the Company announced that its board of directors had unanimously determined not to proceed with the Proposed IBC and the Company had agreed to assign its rights and obligations under the Share Purchase Agreement with Vivendi to Pershing Square Holdings, Ltd. and certain of its affiliates (the “Assignees”). The Assignees agreed to purchase or cause to be purchased at least 5% of the share capital of UMG on the terms and subject to the conditions of the Share Purchase Agreement and Vivendi acknowledged that if the Assignees purchased at least 5% of the share capital of UMG, the Share Purchase Agreement would be of no further force with respect to remaining UMG shares to be purchased under the Share Purchase Agreement. In addition, the Assignees, severally in accordance with their obligations to purchase UMG shares, agreed to assume and reimburse the Company for out-of-pocket
expenses incurred to that time by the Company in connection with transactions related to the Proposed IBC, which totaled $25.1 million. The Assignees also assumed, severally in accordance with their obligations to purchase UMG shares, the Company’s obligations under the indemnification agreement, between the Company and Vivendi.
On July 21, 2021, the Company terminated its redemption tender offer and warrant exchange offer, and no shares were

F-1
6

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
The Company continues to seek an initial business combination.
On August 10, 2021, the Assignees completed an initial closing under the Share Purchase Agreement, as a result of which the Company was released from its obligations under the Share Purchase Agreement and the indemnification agreement described above (which indemnity was allocated without the participation of the Company, among the Pershing Square Funds). Also on August 10, 2021, the Company entered into an assignment of the registration rights agreement to the Assignees, at which time the registration rights agreement was amended to provide, among other things, the Assignees certain rights to register UMG shares for a public offering no earlier than 2023 rather than providing for the Distribution that the Company originally envisioned.
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
Litigation
On August 17, 2021, a purported stockholder of the Company filed a putative derivative lawsuit in U.S. Federal Court in New York,
Assad v. Pershing Square Tontine Holdings, Ltd., et al,
(S.D.N.Y), against the Company, its independent directors and certain affiliates of the Company’s Sponsor alleging that the Company was operating as an illegal investment company, because among other claims, the Company had invested the proceeds from its initial public offering in securities (in the Company’s case, short-term U.S. Treasury securities and money market funds that own short-term U.S. Treasury securities). The lawsuit also claims that, despite the Company’s stated purpose to search for and complete an initial business combination, the Company has instead been engaged primarily in the business of investing in securities in violation of the Investment Company Act of 1940. An amended complaint filed on October 8, 2021 added direct claims related to the same core allegations. The defendants have filed motions to dismiss, which were fully briefed as of December 13, 2021. On December 16, 2021, the Court stayed discovery in the action pending decision on the motions to dismiss. The Company believes that this lawsuit is meritless and intends to defend against these claims vigorously. Nevertheless, as the Company has previously disclosed, it may be unlikely that the lawsuit, even if meritless, can finally be resolved in the short-term, which may make it more difficult for the Company to complete an initial business combination in a timely manner.
The Company has also received requests for books and records from certain purported stockholders pursuant to Section 220 of the Delaware General Corporation Law and has provided or agreed to provide certain information in response to those requests.
Note 6—Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 3,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. The shares of Class A Common Stock have, in the aggregate, 80.0% of the voting power of the issued and outstanding common stock of the Company as of the time immediately following the Initial Public Offering and the shares of Class B Common Stock have, in the aggregate, the voting power of 20.0% of the issued and outstanding common stock of the Company. At December 31,

F-1
7

2021 and December 31, 2020 there were 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
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
Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Common Stock issuable upon exercise of the Warrants is not effective by the 60
th
day after the closing of the Initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Common Stock underlying the Warrants, multiplied by the excess of the “fair market value” (defined herein) less the exercise price of the Warrants by (y) the fair market value and (B) 0.3611 per Warrant. The “fair market value” as used in this paragraph shall mean the average of the daily volume-weighted average trading prices of the Class A Common Stock during the 10 consecutive trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

F-1
8

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

F-1
9

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

F-
20

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
The Commitments of $4,002,943,971 and $4,001,401,299
(net of income taxes)

as reflected on the balance sheets, relate to the Class A Common Stock held by the Public Stockholders that are subject to redemption (with the associated cash required for such redemption held in the Trust Account) as of December 31, 2021 and December 31, 2020, respectively. There were
$
23,156,677
and $
25,348,287
of cash remaining as of December 31, 2021 and December 31, 2020, respectively, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”). The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses. In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital. In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors (if any). The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.
Note 7—Fair Value Measurements
The Company measures fair value of financial instruments in accordance with ASC 820,
Fair Value Measurements and Disclosures
. As of December 31, 2021 and December 31, 2020, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.
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

F-2
1

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
At December 31, 2021, assets held in the Trust Account include cash of $830 and $4,002,943,141 in U.S. Treasury Bills. At December 31, 2020, assets held in the Trust Account include cash of $927, $20,963 in a money market fund that is invested in U.S. Treasury obligations, and $4,001,668,564 in U.S. Treasury Bills.
The following table presents the Company’s assets and liabilities measured at fair value, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

		December 31,
Description	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$4,002,943,971	$4,001,690,454
Committed Forward Purchase Agreement Asset	3	6,569,180	–

Liabilities:
Outstanding Warrants Liability – Public Warrants	1	29,333,333	213,333,331
Outstanding Warrants Liability – Private Placement Warrants	3	196,006,593	249,371,353
Committed Forward Purchase Agreement Liability	3	–	429,783,320
Additional Forward Purchase Agreement Liability	3	1,680,000	164,110,000
As of December 31, 2021, the net fair value of the committed FPA and additional FPA was
classified as a derivative asset as presented on the balance sheets due to changes in its fair value during the year ended December 31, 2021. As of December 30, 2020, the committed FPA and additional FPA were derivative liabilities. See below for further details of the significant unobservable inputs related to its valuation.
Initial Measurement
In accordance with ASC
815-40,
the Outstanding Warrants and FPA were accounted for as liabilities. Initial fair values of the Outstanding Warrants and FPA were established when the Company’s Initial Public Offering was declared effective on July 21, 2020, using a modified Black-Scholes pricing model.
Subsequent Measurement
The Company, at each reporting period,
re-evaluates
the inputs utilized in the modified Black-Scholes pricing model to measure the fair values of the Private Placement Warrants and FPA based on the Pershing Entities Letter Agreement, as if it were to become effective, with changes in their respective fair values reflected on the statements of operations. On September 11, 2020, the Company’s Class A Common Stock and Public Warrants commenced trading separately on the New York Stock Exchange (“NYSE”). As there is now a listed price on an active market, the Public Warrants were reclassified from a Level 3 to Level 1 instrument.
The significant observable and unobservable inputs used in determining the fair values of the Private Placement Warrants and FPA are as follows, and are reflective of the rights and obligations associated with each respective asset and liability as of December 31, 2021 and December 31, 2020.
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

F-2
2

Treasury yield curve in effect on the reporting date associated with the related term on the instrument. The underlying stock and warrant prices are based on the closing prices of the respective securities on the NYSE as of the reporting date. The expected term is equivalent to each of the warrant and FPA’s remaining contractual term.

	December 31,
Inputs – Private Placement Warrants	2021	2020
Strike Price	$24.00	$24.00
Risk-Free Interest Rate	1.53%	0.73%
Observed Stock Price	$19.72	$27.72
Public Warrant Price	$1.32	$9.60
Term (Years)	10.28	10.78
Volatility	25.0%	25.0%
Illiquidity Discount	20.0%	17.0%
Probability of Warrant Renegotiation	18.8%	24.5%
The Private Placement Warrants have three significant unobservable inputs: (i) Volatility, (ii) Illiquidity Discount and (iii) Probability of Warrant Renegotiation. The volatility of 25.0% reflects the anticipated implied volatility of the potential target company from the Company’s Initial Business Combination over the Private Placement Warrants’
10-year
term. The Illiquidity Discount of 20.0% relates to an embedded lock-up,
whereby the securities underlying the Private Placement Warrants may not be sold for three years post the completion of the Company’s IBC. The Probability of Warrant Renegotiation is a discount based on the probability that the Private Placement Warrants will be restructured at the time of the Company’s IBC. The discount of 18.8% was representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed special purpose acquisition company transactions.

	December 31,
Inputs – Forward Purchase Agreements	2021	2020
Exercise Price	$20.00	$20.00
Risk-Free Interest Rate	0.07%	0.14%
Observed Stock Price	$19.72	$27.72
Public Warrant Price	$1.32	$9.60
Term (Years)	0.28	0.78
Discount for Lack of Marketability – Committed FPA	1.0%	3.0%
Discount for Lack of Marketability – Additional FPA	45.0%	8.0%
Discount for Probability of Exercise – Additional FPA	79.8%	79.8%
The FPA’s significant unobservable inputs include a Discount for Lack of Marketability (“DLOM”) and a Discount for Probability of Exercise. The DLOM for the Committed FPA relates to an embedded lock-up
(the “FPA
Lock-Up”),
whereby the securities underlying the Committed FPA may not be sold for 180 days post the completion of the Company’s IBC. As a result of the FPA
Lock-Up,
the DLOM was 1.0%. The Additional FPA is subject to the same FPA
Lock-Up,
and has embedded optionality such that they may be exercised in any amount up to $2.0 billion. This additional feature, combined with the FPA
Lock-Up,
resulted in a DLOM of 45.0%. The Discount for Probability of Exercise is a direct result of the embedded option component previously stated. It is modeled by looking at the percentage of additional forward purchase agreements that are funded in other SPACs upon the completion of their initial business combinations resulting in a discount of 79.8%.
The following tables present the changes in the fair values of the Outstanding Warrants and FPA:

Outstanding Warrants Liability	Public Warrants	Private Placement Warrants	Total Outstanding Warrants
Fair Value at May 4, 2020 (inception)	$–	$–	$–
Initial Measurement	36,222,222	67,837,500	104,059,722
Change in Fair Value	177,111,109	181,533,853	358,644,962

Fair Value at December 31, 2020	213,333,331	249,371,353	462,704,684
Change in Fair Value	(183,999,998)	(53,364,760)	(237,364,758)

Fair Value at December 31, 2021	$29,333,333	$196,006,593	$225,339,926

F-2
3

FPA Liability / (Asset)	Committed Forward Purchase Agreement	Additional Forward Purchase Agreement	Total Forward Purchase Agreements
Fair Value at May 4, 2020 (inception)	$–	$–	$–
Initial Measurement	–	–	–
Change in Fair Value	429,783,320	164,110,000	593,893,320

Fair Value at December 31, 2020 – Liability	429,783,320	164,110,000	593,893,320
Change in Fair Value	(436,352,500)	(162,430,000)	(598,782,500)

Fair Value at December 31, 2021 – Liability / (Asset)	$(6,569,180)	$1,680,000	$(4,889,180)

Transfers between levels during the period are determined and deemed to have occurred at each reporting date. During the year ended December 31, 2021, there were no
transfers in or out of Level 3 from other levels in the fair value hierarchy. During the period from May 4, 2020 (inception) through December 31, 2020, a transfer from Level 3 to Level 1 measurement of $139,442,405 was recognized as the Public Warrants were separately listed and began trading on the NYSE as of September 11, 2020.
Note 8— Income Taxes
The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Startup expenses / Organizational costs	$1,446,417	$567,112
Total deferred tax assets	1,446,417	567,112
Valuation Allowance	(1,368,457)	(528,795)
Deferred tax liabilities:
Unrealized gains on marketable securities	(77,960)	(38,317)
Total deferred tax liabilities	(77,960)	(38,317)
Net deferred tax asset, net of allowance	$—	$—
The Company’s income tax provision (benefit) consists of the following:

	December 31,
	2021	2020
Current
Federal	$307,349	$289,155
State	—	—
Deferred
Federal	(839,663)	(528,795)
State	—	—
Change in valuation allowance	839,663	528,795
Income tax provision	$307,349	$289,155

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists

F-2
4

with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2021 and December 31, 2020, the valuation allowance was $1,368,457 and $528,795, respectively.
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of Forward Purchase Agreement liabilities	(15.1%)	(13.1%)
Change in fair value of Outstanding Warrant liabilities	(6.0%)	(7.9%)
Offering costs allocable to Outstanding Warrant liabilities	—	(0.0%)
Change in valuation allowance	0.1%	(0.0%)

Income tax provision	(0.0%)	(0.0%)

The Company files income tax returns in the U.S. federal jurisdiction and New York. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities.
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-2
5