Form 10-K/A
period 2021-12-31
Pershing Square Tontine Holdings, Ltd.
filed 2022-03-04
CIK 1811882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
4
, 2022, there
 were
200,000,000 shares of Class A Common Stock, par value $0.0001, and 100 shares of Class B Common Stock, par value $0.0001, issued and outstanding.
Documents Incorporated by Reference: None

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: Melville, New York, United States of America

EXPLANATORY NOTE
Pershing Square Tontine Holdings, Ltd. (the “Company”) filed its Annual Report on Form 10-K as of and for the year ended December 31, 2021 (the “Original Filing”) with the Securities and Exchange Commission on March 3, 2022. The Company is filing this Form 10-K/A, Amendment No. 1 (this “Amendment”) solely to correct a transcription error in which the Company’s independent registered public accounting firm included seven additional unintended words in their report set forth on page F-2. Except for the deletion of those words, this Amendment does not amend or update any other information contained in the Original Filing.

1

PERSHING SQUARE TONTINE HOLDINGS, LTD.
FORM
10-K/A

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
Holders
As of March 4, 2022, there were three holders of record of our Class A Common stock, one holder of record our Class B Common Stock, one holder of record of our public warrants, one holder of record of our Sponsor Warrants, and five holders of record of our Director Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock and warrants are held of record by banks, brokers and other financial institutions.
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
8-K
filed on July 19, 2021.
Item 16. Form
10-K
Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 4, 2022

PERSHING SQUARE TONTINE HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name: William A. Ackman
Title: Chief Executive Officer, Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form
10-K/A
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William A. Ackman William A. Ackman	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 4, 2022

/s/ Michael Gonnella Michael Gonnella	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2022

/s/ Lisa Gersh Lisa Gersh	Director	March 4, 2022

/s/ Michael Ovitz Michael Ovitz	Director	March 4, 2022

/s/ Jacqueline Reses Jacqueline Reses	Director	March 4, 2022

/s/ Joseph Steinberg Joseph Steinberg	Director	March 4, 2022

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
,
expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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