Form 10-Q
period 2022-03-31
Pershing Square Tontine Holdings, Ltd.
filed 2022-05-06
CIK 1811882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As
of May 6, 2022, there
were 200,000,000 shares of Class A common stock, par value $0.0001, and 100 shares of Class B common stock, par value $0.0001, issued and outstanding.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$22,330,378	$23,156,677
Prepaid expenses	580,146	939,289
Dividends receivable from operating account	1,343	203

Total Current Assets	22,911,867	24,096,169
Forward Purchase Agreement assets	—	4,889,180
Cash and marketable securities held in Trust Account	4,004,210,725	4,002,943,971

Total Assets	$4,027,122,592	$4,031,929,320

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accrued expenses	$1,696,191	$1,823,470
Income taxes payable	166,430	—
Due to related party	3,789	3,789

Total Current Liabilities	1,866,410	1,827,259
Forward Purchase Agreement liabilities	1,921,680	—
Outstanding Warrant liabilities	237,081,895	225,339,926
Deferred underwriting fees payable	56,250,000	56,250,000

Total Liabilities	297,119,985	283,417,185

Commitments and Contingencies
Class A Common Stock, $0.0001 par value, 200,000,000 shares subject to possible redemption at redemption value	4,004,044,295	4,002,943,971

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 3,000,000,000 shares authorized	—	—
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	25,000	25,000
Accumulated deficit	(274,066,688)	(254,456,836)

Total Stockholders’ Deficit	(274,041,688)	(254,431,836)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$4,027,122,592	$4,031,929,320

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest and dividends earned in operating account	$1,908	$638
Legal fees	(388,215)	(83,000)
Insurance expense	(413,310)	(413,310)
Printing fees	(9,500)	(5,851)
Accounting and tax expense	(145,817)	(23,175)
Franchise tax expense	(50,050)	(50,000)
Research expense	(5,423)	(7,313)
Other expenses	(46,611)	(39,070)

Loss from operations	(1,057,018)	(621,081)

Cancelled IBC related fees (see Note 5)	—	(4,705,878)

Cancelled IBC related fees	—	(4,705,878)

Dividends earned on marketable securities held in Trust Account	1,586	—
Realized gains on marketable securities held in Trust Account	839,103	—
Change in unrealized gains on marketable securities held in Trust Account	426,065	898,278

Income earned in Trust Account	1,266,754	898,278

Change in fair value of Forward Purchase Agreement liabilities/assets	(6,810,860)	268,621,120
Change in fair value of Outstanding Warrant liabilities	(11,741,969)	72,992,581

Other (loss)/income	(18,552,829)	341,613,701

(Loss)/income before income tax benefit/(provision)	(18,343,093)	337,185,020
Income tax provision	(166,435)	(188,639)

Net (loss)/income	$(18,509,528)	$336,996,381

Basic weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	200,000,000

Basic net income per share, Class A Common Stock subject to possible redemption	$0.01	$0.00

Diluted weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	243,057,132

Diluted net income per share, Class A Common Stock subject to possible redemption	$0.01	$0.00

Basic and diluted weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100

Basic net income/(loss) per share, Non-redeemable Class B Common Stock	$(195,102.64)	$3,362,867.42

Diluted net income/(loss) per share, Non-redeemable Class B Common Stock	$(195,102.64)	$676,656.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022
	Common Stock				Additional Paid-In Capital		Total Stockholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021 (Audited)	—	$—	100	$—	$25,000	$(254,456,836)	$(254,431,836)
Measurement adjustment on redeemable common stock	—	—	—	—	—	(1,100,324)	(1,100,324)
Net loss	—	—	—	—	—	(18,509,528)	(18,509,528)

Balance – March 31, 2022 (Unaudited)	—	$—	100	$—	$25,000	$(274,066,688)	$(274,041,688)

For the Three Months Ended March 31, 2021
	Common Stock				Additional Paid-In Capital		Total Stockholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2020 (Audited)	—	$—	100	$—	$25,000	$(1,086,215,288)	$(1,086,190,288)
Measurement adjustment on redeemable common stock	—	—	—	—	—	(709,639)	(709,639)
Net income	—	—	—	—	—	336,996,381	336,996,381

Balance – March 31, 2021 (Unaudited)	—	$—	100	$—	$25,000	$(749,928,546)	$(749,903,546)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net (loss)/income	$(18,509,528)	$336,996,381
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Change in fair value of Forward Purchase Agreement liabilities/assets	6,810,860	(268,621,120)
Change in fair value of Outstanding Warrant liabilities	11,741,969	(72,992,581)
Dividends earned on marketable securities held in Trust Account	(1,586)	—
Realized gains on marketable securities held in Trust Account	(839,103)	—
Change in unrealized gains on marketable securities held in Trust Account	(426,065)	(898,278)
Changes in operating assets and liabilities:
Dividends receivable from operating account	(1,140)	(8)
Prepaid expenses	359,143	425,971
Accrued expenses	(127,279)	4,670,051
Income taxes payable	166,430	188,639

Net cash used in operating activities	(826,299)	(230,945)

Net change in cash	(826,299)	(230,945)
Cash and cash equivalents – beginning of period	23,156,677	25,348,287

Cash and cash equivalents – end of period	$22,330,378	$25,117,342

Supplemental disclosure of non-cash activities:
Change in value of common stock subject to possible redemption	$1,100,324	$709,639

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERSHING SQUARE TONTINE HOLDINGS, LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
Note 1—Description of Organization and Business Operations
Organization and General
Pershing Square Tontine Holdings, Ltd. (the “Company” or “PSTH”) is a blank check company incorporated in Delaware on May 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 4, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, identifying a target for an Initial Business Combination and activities in connection with the proposed and subsequent cancellation of an Initial Business Combination with Vivendi S.E. (“Vivendi”), a corporation (société européenne) incorporated under the laws of France, in which the Company would purchase shares of Universal Music Group B.V. (“UMG”, majority-owned subsidiary of Vivendi), a private company with limited liability organized under the laws of the Netherlands, as described further in Note 5. The Company generates non-operating
income in the form of interest and dividends from the proceeds obtained in connection with the Initial Public Offering and private placements of Sponsor Warrants and Director Warrants (further discussed below), and upon any exercise under the Forward Purchase Agreement (as defined in Note 4) prior to the Initial Business Combination. The Company has selected December 31 st
as its fiscal
year-end.
The Company’s sponsor is Pershing Square TH Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on May 4, 2020. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended, with approximately $17.5 billion of assets under management as of March 31, 2022. Our Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (the “Pershing Square Funds”).
The registration statement for the Company’s Initial Public Offering (the “Prospectus”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on July 21, 2020. On July 24, 2020, the Company consummated its Initial Public Offering of 200,000,000 units (the
“Units” and, with respect to the shares of Class A Common Stock included in the Units sold, the “Public Shares”), a
t $20.00 per Unit, generating gross proceeds of $4,000,000,000. Each Unit consisted of one share of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), and one-ninth
of one redeemable warrant (the “Distributable Redeemable Warrants” or “Public Warrants”). In addition, the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that an aggregate of 44,444,444 redeemable warrants will be distributed on a
pro-rata
basis only to holders of record of the Class A Common Stock (however acquired) (the “Public Stockholder”) that are outstanding after the Company redeems any Public Shares whose holders have elected to redeem in connection with the Company’s Initial Business Combination (the “Distributable Tontine Redeemable Warrants” and, collectively with the Distributable Redeemable Warrants, the “Redeemable Warrants”). The Distributable Tontine Redeemable Warrants will be distributed immediately before the closing of the Company’s Initial Business Combination.
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

As of March 31, 2022 and December 31, 2021, $22,330,378 and $23,156,677, respectively, were held as unrestricted cash outside the Trust Account to pay for ongoing expenses (such as business, legal and accounting due diligence costs related to prospective acquisitions, and continuing general and administrative expenses). The Trust Account is not liable for these expenses.
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
promulgated under the Investment Company Act of 1940, as amended. As of March 31, 2022, the Company held U.S. Treasury bills in the Trust Account with a face value of $3,004,747,000 maturing in April and May 2022 and a money market fund balance of $1,000,004,416 which invests solely in U.S. Treasury obligations and cash.
The proceeds, other than withdrawal of interest or dividend income to pay taxes owed in respect of the income derived from the Trust Account, will remain in the Trust Account (and will not be released) until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its Initial Business Combination, (B) to modify the substance or timing of the Company’s obligation to redeem 100%

of the Public Shares if it does not complete its Initial Business Combination by July 24, 2022 (or January 24, 2023 if it has executed a letter of intent, agreement in principle or definitive agreement for its Initial Business Combination by July 24, 2022 but has not completed its Initial Business Combination by such date) (the “Combination Period”), or (C) with respect to any other provision relating to stockholders’ rights for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial
Business Combination within the Combination Period, subject to the requirements of law.
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
10-Q
and Article 10 of Regulation
S-X
of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period or for any future periods and should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2021 as filed with the SEC on March 4, 2022, which contains the audited financial statements and notes thereto.
Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000.
The Company does not believe it is exposed to significant risks on such accounts and has not experienced any losses.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and income and expenses during the periods reported.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At March 31, 2022 and December 31, 2021, cash and cash equivalents on the condensed balance sheets are comprised of cash in bank of $105,149 and $182,037, respectively, and a money market fund balance of $22,225,229 and $22,974,640, respectively, which are invested solely in U.S. Treasury obligations and cash.
Cash and Marketable Securities Held in Trust Account
As of March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury obligations.
From its inception to March 31, 2022, the Company has withdrawn $596,509 of income earned on the Trust Account to pay for its income tax obligations, all of which was withdrawn during the year ended December 31, 2021.
Outstanding Warrants and FPA Liabilities
The Company accounts for the Public Warrants, the Sponsor Warrants and Director Warrants (“Private Placement Warrants”, collectively with the Public Warrants, the “Outstanding Warrants”) and the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”) in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities or assets, (the liability related to such Outstanding Warrants, the “Outstanding Warrant liabilities”). Accordingly, the Company classifies the Outstanding Warrants and FPA as derivative liabilities or assets with changes in fair value reflected on the condensed statement of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 for further details.

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Common Stock and Distributable Redeemable Warrants which comprised the Unit sold as part of the Initial Public Offering. These costs were allocated on a relative fair value basis, with the portion of offering costs allocated to the Distributable Redeemable Warrants being charged to expense, and the portion of offering costs assigned to the Public Shares being allocated to stockholders’ equity upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted
t
o $94,623,187, which consist of $35,000,000 of upfront underwriting fees, $56,250,000 of deferred underwriting fees (further discussed in Note 5) and $3,373,187 of other offering costs, of which $912,625 was charged to expense, and $93,710,562 was charged to stockholders’ equity.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 200,000,000
shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.
Class B Common Stock
The Company accounts for its Class B Common Stock as contingently convertible instruments in accordance with the guidance in ASC Topic 505 “Equity.” Accordingly, at March 31, 2022 and December 31, 2021, 100 shares of Class B Common Stock are presented at cost as permanent equity on the Company’s condensed balance sheets.
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
	(Basic & Diluted)	(Basic)	(Diluted)
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A Common Stock subject to possible redemption
Income earned in Trust Account	$1,266,754	$898,278	$898,278
Income taxes	(266,018)	(188,639)	(188,639)

Net earnings	$1,000,736	$709,639	$709,639

Denominator: Weighted-average Class A Common Stock subject to possible redemption
Weighted-average shares outstanding, Class A Common Stock subject to possible redemption	200,000,000	200,000,000	243,057,132

Net income per share, Class A Common Stock subject to possible redemption	$0.01	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net (loss)/income minus net earnings and change in fair value of FPA assets/liabilities
Net (loss)/income	$(18,509,528)	$336,996,381	$336,996,381
Net earnings allocable to Class A Common Stock subject to possible redemption	(1,000,736)	(709,639)	(709,639)
Change in fair value of FPA assets/liabilities	—	—	(268,621,120)

Non-redeemable net (loss)/income	$(19,510,264)	$336,286,742	$67,665,622

Denominator: Weighted-average Non-redeemable Class B Common Stock
Weighted-average shares outstanding, Non-redeemable Class B Common Stock	100	100	100

Net (loss)/income per share, Non-redeemable Class B Common Stock	$(195,102.64)	$3,362,867.42	$676,656.22

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s unaudited condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.
Risk and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Related Party Loans
The Sponsor agreed to loan the Company up to $1,500,000 to cover expenses related to the Initial Public Offering, general corporate purposes prior to the Initial Business Combination and potential transaction costs in connection with the Initial Business Combination, pursuant to a promissory note (the “Note”). The Note bears interest on a monthly basis at the Applicable Federal Rate, and is payable no later than the end of the Combination Period. The total borrowings under the Note in the amount of $1,121,320 (inclusive of $200 interest due to the Sponsor) were repaid upon the consummation of the Initial Public Offering on July 24, 2020. Pursuant to the terms of the Note, once an amount has been drawn down under the Note, it shall not be available for future drawdown requests even if repaid. As such, as of March 31, 2022 and December 31, 2021, $378,880 was left under the promissory note that could be drawn down; however, there were no borrowings outstanding under the Note.

Due to Related Party
During the year ended December
31
,
2021
the Company incurred $
25,148,893
of expenses related to the Proposed IBC (defined and further discussed in Note
5)
. Pershing Square Holdings, Ltd. and certain of its affiliates, as assignees of the Proposed IBC, reimbursed the Company $
25,152,682
during the year ended December
31
,
2021
, which includes an over-reimbursement of $
3,789
due to a change in foreign exchange rate. As of March
31
,
2022
, $
3,789
was included in “due to related party” on the Company’s condensed balance sheets.
Assignment Agreement
On July
18
,
2021
, the Company entered into an Assignment Agreement with Pershing Square Holdings, Ltd. and certain of its affiliates, pursuant to which the Company assigned its rights under the Share Purchase Agreement (as defined and further discussed in Note
5)
to the Assignees. The Assignees have also agreed to assume the indemnity agreement between the Company and Vivendi, and to reimburse the Company for the expenses incurred in connection with the Proposed IBC (as defined and further discussed in Note
5)
, which totaled $
25,148,893
. As of March
31
,
2022
, all expenses have been reimbursed to the Company.
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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $
0.28
per Unit, or $
56,250,000
in the aggregate. The aggregate deferred underwriting fees include (i) the deferral of any underwriting fees, other than the retail selling concessions, in excess of $
30,000,000
(a deferral of $
12,500,000)
, plus (ii) a
2.0
% rate applied to the gross offering proceeds, subject to a $
56,250,000
cap on the amount of such aggregate deferred underwriting fees. If the amount of proceeds from the Trust Account paid in connection with the redemption rights of Public Stockholders, together with the amount of any capital raised in private placements in connection with the Initial Business Combination from investors other than Sponsor or its affiliates (the “Net Redemptions”), results in the Company having less than $
2,000,000,000
of cash available upon consummation of the Initial Business Combination, only
25.0
% of the aggregate deferred underwriting fees will be payable.
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

Litigation
On August
17
,
2021
, a purported stockholder of the Company filed a putative derivative lawsuit in U.S. Federal Court in New York, Assad v. Pershing Square Tontine Holdings, Ltd., et al, (S.D.N.Y), against the Company, its independent directors and certain affiliates of the Company’s Sponsor alleging that the Company was operating as an illegal investment company, because among other claims, the Company had invested the proceeds from its initial public offering in securities (in the Company’s case, short-term U.S. Treasury securities and money market funds that own short-term U.S. Treasury securities). The lawsuit also claims that, despite the Company’s stated purpose to search for and complete an initial business combination, the Company has instead been engaged primarily in the business of investing in securities in violation of the Investment Company Act of
1940
. An amended complaint filed on October
8
,
2021
added direct claims related to the same core allegations. The defendants have filed motions to dismiss, which were fully briefed as of December
13
,
2021
. On December
16
,
2021
, the Court stayed discovery in the action pending decision on the motions to dismiss. The Company believes that this lawsuit is meritless and intends to defend against these claims vigorously. Nevertheless, as the Company has previously disclosed, it may be unlikely that the lawsuit, even if meritless, can finally be resolved in the short-term, which may make it more difficult for the Company to complete an initial business combination in a timely manner.
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
At March 31, 2022 and December 31, 2021 there were
 200,000,000 shares of Class A Common Stock issued and outstanding and 100 shares of Class B Common Stock issued and outstanding.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
In addition, if (i) the Company issues additional shares of Class A Common Stock, equity-linked securities or any other instrument that is convertible or exercisable into, or exchangeable for, Class A Common Stock for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $18.40 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances, the Initial Public Offering, the sale of the Forward Purchase Units and any interest thereon, net of redemptions) that are available for the funding of the Initial Business Combination on the date of the consummation thereof (net of redemptions) and (iii) the daily volume-weighted average trading price of Class A Common Stock during the
20-trading-day
period starting on the trading day prior to the date on which the Company consummates i ts Initial Business Combination (such price, the “Market Value”) is below $18.40 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to 115% of the higher of the Market Value and the Newly Issued Price, and the $36.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $20.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% of the higher of the Market Value and the Newly Issued Price.
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
The Commitments of $4,004,044,295 and $4,002,943,971 (net of income taxes) as reflected on the condensed balance sheets, relate to the Class A Common Stock held by the Public Stockholders that are subject to redemption (with the associated cash required for such redemption held in the Trust Account) as of March 31, 2022 and December 31, 2021, respectively. There were $22,330,378 and $23,156,677 of cash remaining as of March 31, 2022 and December 31, 2021, respectively, after payment of relevant expenses incurred to date, from the private placements of the Sponsor Warrants and the Director Warrants (the “Excess Warrant Proceeds”). The Excess Warrant Proceeds will be reduced as the Company incurs ongoing expenses. In the case of an Initial Business Combination, the Excess Warrant Proceeds may be applied toward general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing the Initial Business Combination, to fund the purchase of other companies or make other investments, or for working capital. In the event of no Initial Business Combination or any event that results in a liquidation, the Excess Warrant Proceeds will be allocated to the holders of the Class B common stockholders after payment of all amounts owed to the Class A Common Stockholders and creditors (if any). The Sponsor Warrants and the Director Warrants will not be entitled to any liquidating distributions.

Note 7—Fair Value Measurements
The Company measures fair value of financial instruments in accordance with ASC 820,
Fair Value Measurements and Disclosures
. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the condensed balance sheets.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid for transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The level within which the fair value measurements are categorized is determined on the basis of the lowest level input that is significant to the fair value measurement. The following fair value hierarchy is used to classify assets and liabilities based on the observable and unobservable inputs used to value the assets and liabilities:

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
At March 31, 2022, assets held in the Trust Account include $3,004,206,309 in U.S. Treasury Bills and a money market fund balance of $1,000,004,416 which invests solely in U.S. Treasury obligations and cash. At December 31, 2021, assets held in the Trust Account include cash of $830 and $4,002,943,141 in U.S. Treasury Bills.
The following table presents the Company’s assets and liabilities measured at fair value, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$4,004,210,725	$4,002,943,971
Committed Forward Purchase Agreement Asset	3	—	6,569,180

Liabilities:
Outstanding Warrants Liability – Public Warrants	1	20,888,889	29,333,333
Outstanding Warrants Liability – Private Placement Warrants	3	216,193,006	196,006,593
Committed Forward Purchase Agreement Liability	3	281,680	—
Additional Forward Purchase Agreement Liability	3	1,640,000	1,680,000
As of March 31, 2022, the net fair value of the committed FPA and additional FPA was classified as derivative liabilities. As of December 31, 2021, the net fair value of the committed FPA and additional FPA was classified as derivative assets as presented on the condensed balance sheets due to changes in its fair value during the year ended December 31, 2021. See below for further details of the significant unobservable inputs related to its valuation.
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
The significant observable and unobservable inputs used in determining the fair values of the Private Placement Warrants and FPA are as follows, and are reflective of the rights and obligations associated with each respective asset and liability as of March 31, 2022 and December 31, 2021.
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

Inputs – Private Placement Warrants	March 31, 2022	December 31, 2021
Strike Price	$24.00	$24.00
Risk-Free Interest Rate	2.35%	1.53%
Underlying Stock Price	$19.89	$19.72
Public Warrant Price	$0.94	$1.32
Term (Years)	10.15	10.28
Volatility	25.0%	25.0%
Illiquidity Discount	18.0%	20.0%
Probability of Warrant Renegotiation	18.8%	18.8%
The Private Placement Warrants have three significant unobservable inputs: (i) Volatility, (ii) Illiquidity Discount and (iii) Probability of Warrant Renegotiation. The volatility of 25.0% reflects the anticipated implied volatility of the potential target company from the Company’s initial business combination over the Private Placement Warrants’
10-year
term. The Illiquidity Discount of 18.0% relates to an embedded lock-up,
whereby the securities underlying the Private Placement Warrants may not be sold for three years post the completion of the Company’s initial business combination. The Probability of Warrant Renegotiation is a discount based on the probability that the Private Placement Warrants will be restructured at the time of the Company’s initial business combination. The discount of 18.8% was representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed special purpose acquisition company transactions.

Inputs – Forward Purchase Agreements	March 31, 2022	December 31, 2021
Exercise Price	$20.00	$20.00
Risk-Free Interest Rate	0.36%	0.07%
Underlying Stock Price	$19.89	$19.72
Public Warrant Price	$0.94	$1.32
Term (Years)	0.15	0.28
Discount for Lack of Marketability – Committed FPA	1.0%	1.0%
Discount for Lack of Marketability – Additional FPA	49.0%	45.0%
Discount for Probability of Exercise – Additional FPA	79.8%	79.8%
The FPA’s significant unobservable inputs include a Discount for Lack of Marketability (“DLOM”) and a Discount for Probability of Exercise. The DLOM for the Committed FPA relates to an embedded lock-up
(the “FPA
Lock-Up”),
whereby the securities underlying the Committed FPA may not be sold for 180 days post the completion of the Company’s IBC. As a result of the FPA
Lock-Up,
the DLOM was 1.0%. The Additional FPA is subject to the same FPA
Lock-Up,
and has embedded optionality such that they may be exercised in any amount up to $2.0 billion. This additional feature, combined with the FPA
Lock-Up,
resulted in a DLOM of 49.0%. The Discount for Probability of Exercise is a direct result of the embedded option component previously stated. It is modeled by looking at the percentage of additional forward purchase agreements that are funded in other SPACs upon the completion of their initial business combinations resulting in a discount of 79.8%.

The following tables present the changes in the fair values of the Outstanding Warrants and FPA:

Outstanding Warrants Liability	Public Warrants	Private Placement Warrants	Total Outstanding Warrants
Fair Value at December 31, 2021	$29,333,333	$196,006,593	$225,339,926
Change in Fair Value – (Gain) / Loss	(8,444,444)	20,186,413	11,741,969

Fair Value at March 31, 2022	$20,888,889	$216,193,006	$237,081,895

FPA Liability / (Asset)	Committed Forward Purchase Agreement	Additional Forward Purchase Agreement	Forward Purchase Agreements
Fair Value at December 31, 2021 – Liability / (Asset)	$(6,569,180)	$1,680,000	$(4,889,180)
Change in Fair Value – (Gain) / Loss	6,850,860	(40,000)	6,810,860

Fair Value at March 31, 2022 – Liability	$281,680	$1,640,000	$1,921,680

Transfers between levels during the period are determined and deemed to have occurred at each reporting date. During the three months ended March 31, 2022, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
Note 8—Subsequent Events
The Company, in consultation with the Sponsor’s valuation committee and its third-party valuation agent, has increased one of the discount components used in its valuation methodology of the Private Placement Warrants beginning on April 30, 2022. This change is due to current market conditions and the decreasing time remaining within the Combination Period.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Except as disclosed above and based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Recent Developments
On November 24, 2021, Pershing Square SPARC Holdings, Ltd. filed an initial Form S-1 to launch a Special Purpose Acquisition Rights Company (a “SPARC”). We understand Pershing Square SPARC Holdings, Ltd. intends to distribute its securities to PSTH stockholders and warrant holders. SPARC remains subject to SEC and stock exchange review and will take place if and only once the registration statement has been declared effective by the SEC under the Securities Act of 1933. No assurance can be given that SPARC will be ultimately effectuated.
On April 28, 2022, the Company announced that its affiliate, Pershing Square SPARC Holdings, Ltd., issued a press release noting the New York Stock Exchange’s withdrawal of proposed Rule 102.09 to adopt new listing standards for subscription warrants issued by an acquisition company, which would have allowed the listing of SPARC on the NYSE. SPARC will, as a result, seek to have its registration statement declared effective in connection with a listing of its securities on the OTC market.
Certain Observations
During the first quarter of 2022, we have continued to work on identifying a target for an Initial Business Combination. For the three months ended March 31, 2022, we recorded net loss of $18,509,528, which was primarily due to a non-cash
GAAP loss of $18,552,829 related to the change in valuations of our Public Warrants, Sponsor Warrants, Director Warrants (“Private Placement Warrants”, collectively with the Public Warrants, the “Outstanding Warrants”) and the Forward Purchase Agreement and Director Forward Purchase Agreement (collectively, the “FPA”), each of which was previously accounted for as equity on our financial statements through December 31, 2020. The change in accounting was initiated following a statement by the Staff of the Securities & Exchange Commission on accounting for SPAC warrants. Following the SEC’s public statement, management along with the audit committee reconsidered accounting issues related to these instruments and restated our financial statements at December 31, 2020 to account for our Outstanding Warrants and FPA as derivative liabilities. For the three months ended March 31, 2022, this accounting treatment has required us to record a non-cash
loss which we believe will not have any effect on our ability to consummate an initial business combination.
Changes in our stock price could lead to large fluctuations of fair value as a result of this accounting treatment. The carrying amounts of our Outstanding Warrant liabilities and FPA liabilities/assets will fluctuate based, in part on the changes in the trading price of our stock with the changes in such carrying amounts being reported as non-cash
GAAP gains or losses in our statement of operations.
Non-cash
GAAP gains or losses due to changes in the fair value of such instruments have no impact on our cash balances – including the more than $4 billion we hold in a trust account at J.P. Morgan – and the minimum Committed FPA of $1 billion, nor do we expect the change in accounting to have any impact on our ability to consummate an Initial Business Combination.
Results of Operations
All activities through March 31, 2022 were related to the Company’s organizational activities, preparation for the Company’s initial public offering, identifying a target company for a business combination, and activities in connection with the Proposed IBC and its subsequent cancellation. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating
income in the form of interest and dividends on cash and cash equivalents, and marketable securities held in the trust account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence and Initial Business Combination related transaction expenses.
For the three months ended March 31, 2022, we had net loss of $18,509,528, which consisted of
(i) non-cash
loss related to change in the fair value of Forward Purchase Agreement liabilities/assets of $6,810,860, (ii)
non-cash
loss related to change in the fair value of Outstanding Warrant liabilities of $11,741,969, (iii) income earned on marketable securities held in the trust account of $1,266,754, (iv) interest and dividends earned on marketable securities held in the operating account of $1,908, and (v) income tax provision of $166,435, offset by legal, insurance, research, franchise tax and other expenses totaling $1,058,926.
For the three months ended March 31, 2021, we had net income of $336,996,381, which consisted of
(i) non-cash
gain related to change in the fair value of Forward Purchase Agreement liabilities of $268,621,120, (ii)
non-cash
gain related to change in the fair value of Outstanding Warrant liabilities of $72,992,581, (iii) income earned on marketable securities held in the trust account of $898,278, and (iv) interest and dividends earned on marketable securities held in the operating account of $638, (v) cancelled IBC related fees of $4,705,878 and (vi) income tax provision of $188,639, offset by legal, insurance, research, franchise tax and other expenses totaling $621,719.

Non-GAAP
Financial Measures
As noted above, the Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As such, we believe the amount of committed capital available for an Initial Business Combination is critical to our success as a blank check company. See Liquidity and Capital Resources below for further information on our unrestricted cash balances and funds held in the trust account as of March 31, 2022. In addition, we report adjusted net income, which is a non-GAAP
financial measure that is not required by, or presented in accordance with, GAAP. Management uses this non-GAAP
measure to evaluate results as it reduces the volatility of operations due to the accounting for our warrants and forward purchase agreements, which are more fully described in Note 2 of the Notes to Unaudited Condensed Financial Statements included herein, and which do not have an impact on the funds held in the trust account or committed capital available for an Initial Business Combination. We believe this information is useful to investors for these reasons. This non-GAAP
measure should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, this measure has limitations as an analytical tool, and when assessing our operating performance, you should not consider this measure in isolation or as a substitute for GAAP measures. We may calculate or present this non-GAAP
financial measure differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP
measure we report may not be comparable.
Adjusted net income/(loss) represents our net income/(loss) excluding the change in fair value of forward purchase agreement liabilities/assets and the change in fair value of Outstanding Warrant liabilities, which are non-cash
items. As of March 31, 2022, our condensed balance sheets reflect a liability of $237,081,895 (December 31, 2021: $220,450,746 net of Forward Purchase Agreement assets) related to derivative liabilities which do not impact the funding available for an Initial Business Combination. As can be observed, the value of the liabilities relating to these instruments under GAAP (and the related income/(loss) that flows through the condensed statements of operations) can swing significantly when in fact no economic changes have occurred.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net income/(loss)	$(18,509,528)	$336,996,381
Less:
Change in fair value of Forward Purchase Agreement liabilities/assets	(6,810,860)	268,621,120
Change in fair value of Outstanding Warrant liabilities	(11,741,969)	72,992,581

Adjusted net income/(loss)	$43,301	$(4,617,320)
Liquidity and Capital Resources
Our liquidity needs had been satisfied prior to the consummation of the initial public offering through a capital contribution of $25,000 by our Sponsor in exchange for 100 shares of Class B Common Stock, and interest-bearing loans of $1,121,120 from our Sponsor under an unsecured promissory note covering expenses related to the initial public offering. The loan was repaid in full on July 24, 2020, inclusive of interest. As of March 31, 2022 and December 31, 2021, $378,880 was left under the promissory note that could be drawn down; however, there were no borrowings outstanding under the note.
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
As of March 31, 2022, we had an unrestricted cash balance of $22,330,378 in the operating account, held outside the trust account to fund our ongoing expenses, as well as cash and marketable securities held in the trust account of $4,004,210,725. Interest and dividend income earned on the balance in the trust account will be used by us to pay taxes on such income. From our inception through March 31, 2022, we withdrew $596,509 of interest and dividends earned on the trust account to pay our income taxes, of which all were withdrawn during the year ended December 31, 2021.

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
Contractual Obligations
We do not have any long-term debt, capital lease obligations or operating lease obligations as of March 31, 2022.
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
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Common Stock Subject to Possible Redemption
We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Common Stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 200,000,000 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company adjusts the carrying value of redeemable common stock to equal the redemption value of the cash held in the Trust Account net of income taxes payable at the end of each reporting period.

Outstanding Warrants and FPA Liabilities/Assets
We account for our Outstanding Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Outstanding Warrants and FPA do not meet the criteria for equity treatment and must be recorded as derivative liabilities or derivative assets. Accordingly, we classify the Outstanding Warrants and FPA as liabilities or assets with changes in fair value reflected on the Company’s condensed statements of operations at each reporting period. The fair value of the Public Warrants was initially measured using a modified Black-Scholes pricing model and subsequently measured at the closing quoted market price. The Private Placement Warrants and FPA are valued using a modified Black-Scholes pricing model. See Note 7 of the Notes to unaudited condensed financial statements included herein for further information on the significant inputs to the models utilized to determine the fair values of the Outstanding Warrants and FPA liabilities/assets.
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
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s unaudited condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering and the private placements of the Sponsor Warrants and Director Warrants that are held in the trust account have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On August 17, 2021, a purported stockholder of the Company filed a putative derivative lawsuit in U.S. Federal Court in New York, Assad v. Pershing Square Tontine Holdings, Ltd., et al., (S.D.N.Y), against the Company, its independent directors and certain affiliates of the Company’s Sponsor alleging that the Company was operating as an illegal investment company, because among other claims, the Company had invested the proceeds from its initial public offering in securities (in the Company’s case, short-term U.S. Treasury securities and money market funds that own short-term U.S. Treasury securities). The lawsuit also claims that, despite the Company’s stated purpose to search for and complete an initial business combination, the Company has instead been engaged primarily in the business of investing in securities in violation of the Investment Company Act of 1940. An amended complaint filed on October 8, 2021 added direct claims related to the same core allegations. The defendants have filed motions to dismiss, which were fully briefed as of December 13, 2021. On December 16, 2021, the Court stayed discovery in the action pending decision on the motions to dismiss. The Company believes that this lawsuit is meritless and intends to defend against these claims vigorously. Nevertheless, as the Company has previously disclosed, it may be unlikely that the lawsuit, even if meritless, can finally be resolved in the short-term, which may make it more difficult for the Company to complete an initial business combination in a timely manner.
The Company has also received requests for books and records from certain purported stockholders pursuant to Section 220 of the Delaware General Corporation Law and has provided or agreed to provide certain information in response to those requests.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on the
10-K/A
for the fiscal year ended December 31, 2021 filed with the SEC on March 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on the
10-K/A
for the fiscal year ended December 31, 2021, except as follows.
If we do not complete our Initial Business Combination before the deadline of July 24, 2022, we would be required to redeem our Public Shares and liquidate; our Public Stockholders would receive their pro-rata portion of the funds held in trust or approximately $20.00 per share, and our Distributable Redeemable Warrants, Sponsor Warrants and Director Warrants will expire worthless, and our Distributable Tontine Redeemable Warrants which have never been distributed would also be worthless.
Under our amended and restated certificate of incorporation, we must complete our Initial Business Combination on or before July 24, 2022 unless we are able to extend this deadline in limited circumstances. We may be unable to find a suitable target business and complete an Initial Business Combination before this deadline. In that case, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, equal to the amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares. Following the redemption, Public Stockholders will have no further rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate. We will, in compliance with our legal obligations, provide for claims of creditors and other requirements under applicable law. In liquidation, our Public Stockholders are likely to receive only approximately $20.00 per share, our Distributable Redeemable Warrants, Sponsor Warrants and Director Warrants will expire worthless, and our Distributable Tontine Redeemable Warrants which have never been distributed will also expire worthless. If creditors are successful in asserting claims against the proceeds held in the trust account the per-share
redemption amount received by Public Stockholders could be less than $20.00 per share.
As previously disclosed, on November 24, 2021, Pershing Square SPARC Holdings, Ltd. filed an initial Form S-1 to launch SPARC, with the intention of distributing the securities of SPARC to security holders of PSTH in connection with an initial business combination by PSTH, the liquidation of PSTH, or at some future time. On April 28, 2022, we issued a press release announcing that the NYSE had withdrawn its proposed rule that would have allowed the listing of SPARC on the NYSE, and that, as a result, SPARC will seek to have its registration statement declared effective in connection with a listing of its securities on the OTC market.
There is no guarantee that the SPARC registration statement will be declared effective, or that SPARC will be able to list its securities on the OTC market or otherwise be able to effect a distribution of its securities to PSTH stockholders and warrant holders. In the event that such a distribution does occur, and SPARC securities are listed on the OTC market, there is no guarantee that these securities will have any value. In addition, a listing on the OTC market carries particular risks, including limited availability of market quotations, reduced liquidity, and other issues that may arise as a result of being subject to state securities regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws of the Company, effective May 7, 2020.(2)

31.1 *	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A filed on July 20, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2020.

PART III - SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2022	Pershing Square Tontine Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: May 6, 2022	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer